Form 10-Q
period 2010-03-31
WAY COOL IMPORTS INC
filed 2010-05-17
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53913

WAY COOL IMPORTS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-3925307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 North Star Ridge Way	83669
(Address of principal executive offices)	(Zip Code)

208-283-1542

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         X  . Yes          . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

        . Yes    X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .   (Do not check if a smaller reporting company)

Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X  . Yes        . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        . Yes       . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2010:  53,500,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$13,233	$40,009
Prepaid Expenses	-	1,389
Note Receivable - Related Party (Allowance of
$142,415)	-	5,000
Income Taxes Receivable	5,550	-
Total Current Assets	18,783	46,398

Total Assets	$18,783	$46,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$21,830	$24,295
Note Payable and Accrued Interest	1,273	1,249
Total Current Liabilities	23,103	25,544

Long Term Liabilities
Deferred Compensation	3,000	-
Total Long Term Liabilities	3,000	-

Total Liabilities	26,103	25,544

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized
53,500,000 and 53,500,000 shares issued
and outstanding, respectively	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(28,174)	-
Total Stockholders' Equity (Deficit)	(7,320)	20,854

Total Liabilities and Stockholders' Equity (Deficit)	$18,783	$46,398

The accompanying notes are an integral part of these condensed financial statements.

WAY COOL IMPORTS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the three months ended March 31,		From inception of development stage on January 1, 2010 Through March 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)
Sales	$-	$-	$-
Operating Expenses
Labor Expense	3,000	-	3,000
Professional Fees	24,664	1,831	24,664
General and Administrative Costs	486	331	486
Total Operating Expense	28,150	2,162	28,150
Income (Loss) From Operations	(28,150)	(2,162)	(28,150)
Interest Expense	24	-	24
Loss from Continuing Operations Before Income Taxes	(28,174)	(2,162)	(28,174)
Income Tax Benefits from Continuing Operations	-	(229)	-
Loss from Continuing Operations Before Discontinued Operations	(28,174)	(1,933)	(28,174)
Discontinued Operations
Loss from Discontinued Operations	-	(5,291)	-
Net Income (Loss)	$(28,174)	$(7,224)	$(28,174)
Net Income (Loss) per Common Share - Basic and Diluted:
Net Income (Loss) from Continued Operations	$(0.00)	$(0.00)
Net Income (Loss) from Discontinued Operations	0.00	(0.00)
Total Net income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding - Basic and Diluted	53,500,000	8,500,000

The accompanying notes are an integral part of these condensed financial statements.

WAY COOL IMPORTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
	For the three months ended March 31,		From inception of development stage on January 1, 2010 Through March 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(28,174)	$(7,224)	$(28,174)
Adjustments to Reconcile Net Loss:
Provision for Income Tax	-	(299)	-
Change in Asset/Liabilities:
Prepaid Expenses	1,389	-	1,389
Assets of Discontinued Operations	-	(1,190)	-
Income Tax Receivable	(5,500)	-	(5,500)
Accounts Payable	(2,465)	(865)	(2,465)
Accrued Interest	24	-	24
Deferred Compensation Payable	3,000	-	3,000
Liabilities of Discontinued Operations	-	6,307	-
Net Cash Flows Used In Operating Activities	(31,776)	(3,201)	(31,776)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from Note Receivable	5,000	-	5,000
Net Cash Flows Provided by Financing Activities	5,000	-	5,000
Net Change in Cash	(26,776)	(3,201)	(26,776)
Cash, Beginning of Period	40,009	10,637	40,009
Cash, End of Period	$13,233	$7,436	$13,233

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$5,550	$-	$5,550
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2010 and 2009
None
From inception of development stage on January 1, 2010 through March 31, 2010
None
The accompanying notes are an integral part of these condensed financial statements

WAY COOL IMPORTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Way Cool Imports, Inc., (”the Company") was incorporated under the laws of the State of Nevada on December 1 , 2005.  Prior to December 29, 2009, the Company imported goods from foreign countries for sale in the United States.  The Company ceased operations in December 2009.  See discontinued operations discussion in Note 2 below.  Effective January 1, 2010, the Company entered the development stage and is focusing its efforts on seeking a business opportunity.

Basis of Presentation

The interim financial information of the Company as of March 31, 2010 and for the three-month period ended March 31, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2009.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net operating losses in two of the past three years.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through loans from the owners.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Discontinued Operations

 In December 2009, management of the Company determined to cease operations due to the continued losses sustained by the Company.  The Company plans to use its assets to pay off existing liabilities.  Assets will remain in the Company for any future liabilities incurred.  The Company did not recognize a gain or loss in connection with the discontinued operations.

A breakdown of the results of discontinued operations for the three months ended March 31, 2009 is provided below:

March 31, 2009
Net Sales	$34,838
Cost of Goods Sold	33,809

Gross Profit	1,029

Labor Expense	5,400

Total Operating Expense	5,400

Loss from Discontinued Operations	(4,371)

Interest Expense	920

Loss Before Taxes	(5,291)

Income Tax Benefit	-

Net Loss for Discontinued Operations	$(5,291)

Net Loss from Discontinued Operations
per Common Share -Basic and Diluted	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	8,500,000

Note 3 - Related Party Transactions and Payable

All of the Company's sales were to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company.  The sales were made at an agreed-upon markup of 10%.  The Company reimbursed a portion of the freight expense paid by RDG Imports, increasing the Company's Cost of Goods Sold by $2,139 for the three months ended March 31, 2009.  As a result, the Company's Gross Margin was below 10% for these periods.  In December 2009 the Company converted the accounts receivable into a note.  As of March 31, 2010 and December 31, 2009 the note receivable from RDG Imports, Inc. was $142,415. The note has an interest rate of 5.0%.  Interest is due on December 31, 2010, 2011 and 2012.  The principle balance of the note is due in full on December 31, 2012.  The Company determined that a 100% allowance for doubtful accounts was appropriate for this note, as the management of RDG Imports, Inc. is no longer the same management as Way Cool Imports, Inc. as of December 29, 2009.  The Company notes that RDG Imports, Inc. will have less incentive to pay the note when it becomes due now that management of the Companies is no longer the same.  Additionally, the Company is concerned that due to the long term nature of the note, RDG Imports, Inc. will either no longer be in existence, or will not have the funds available to pay the note when it becomes due.  The company will record interest income when it is received because of the doubt associated with collectability.

Included in the labor expense are amounts for services rendered by a shareholder and his wife, estimated at $5,400 for the three months ended March 31, 2009, respectively.  On December 29, 2009, shareholder and his wife resigned from their duties.  As such, these amounts were reclassified as a contribution of equity as December 31, 2009.  For the three months ended March 31, 2010 the labor expense includes amounts for services rendered by the President, estimated at $3,000.  This is considered a long term liability as the Company does not anticipate paying these amounts until the Company is profitable.

On December 29, 2009 the Company issued a thirty day note receivable for $5,000 for the purchase of stock. This was collected in January 2010.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2010.

The Company has authorized 100,000,000 shares of $0.001 par value common stock.  On December 29, 2009 the Company issued 45,000,000 shares of common stock for cash of $40,000 and a note receivable of $5,000 at $0.001 per share.  This resulted in a change of control in the Company.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Way Cool Imports, Inc. (“the Company”) was originally incorporated in the State of Nevada on December 1, 2005 for the purpose of engaging in the business of importing goods from foreign countries for sale in the United States.  Prior to December 29, 2009, the Company engaged in the business of importing antiques and home and garden furnishings and accessories.  Products were then sold on a wholesale basis to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company. The Company did not get paid for all sales to RDG Imports, Inc. and the Company is unlikely to receive any payment from RDG.  The Company ceased operations in December 2009.  Effective January 1, 2010, the Company entered the development stage and is seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity.  The Company has not yet identified any potential merger or acquisition candidates.

On December 29, 2009, the Company sold 45,000,000 shares of its common stock in exchange for $40,000, along with a note due in 30 days for $5,000, to Cornelius Hofman who then became the controlling shareholder of the Company owning 84.11% of the Company’s currently issued and outstanding common stock.

Since ceasing its operations at December 29, 2009, the Company has focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officer and director although he is reimbursed for expenditures advanced on our behalf.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We did not generate any revenue for the three months ended March 31, 2010 or 2009. For the three months ended March 31, 2010 we had general and administrative expenses of $28,150 and interest expense of $24 for a net loss of $28,174 compared to general and administrative expenses of $2,162 and income tax benefits from continuing operations of $229, loss from discontinued operations of $5,291 for a net loss of $7,224 for the three months ended March 31, 2009.  Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $13,233 in cash and $5,550 in income taxes receivable for total assets of $18,783.  As of March 31, 2010, our liabilities were $26,103 which included $21,830 in accounts payable, $1,273 in a note payable and accrued interest and $3,000 in deferred compensation.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  We received $45,000 from our recent sale of stock in December 2009 and believe this amount will be sufficient to cover our expenses for the next year.

In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 29, 2009, the Company sold 45,000,000 shares of its common stock in exchange for $40,000 and a 30 day promissory note for $5,000 to Cornelius Hofman who then became the controlling shareholder of the Company owning 84.11% of the Company’s currently issued and outstanding common stock.  The promissory note has been paid.

The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAY COOL IMPORTS, INC.

Date: May 17, 2010

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer