Form 10-Q
period 2010-09-30
WAY COOL IMPORTS INC
filed 2010-11-09
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2010:  53,500,000

PART I - FINANCIAL INFORMATION

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current Assets
Cash	$7,928	$40,009
Prepaid Expenses	-	1,389
Note Receivable - Related Party (Allowance of
$142,415)	-	5,000
Income Taxes Receivable	4,921	-
Total Current Assets	12,849	46,398

Total Assets	$12,849	$46,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,801	$24,295
Accrued Interest Payable	433	49
Note Payable	31,200	1,200
Total Current Liabilities	35,434	25,544

Long Term Liabilities
Deferred Compensation	9,000	-
Total Long Term Liabilities	9,000	-

Total Liabilities	44,434	25,544

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
53,500,000 shares issued
and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(52,439)	-
Total Stockholders' Equity (Deficit)	(31,585)	20,854

Total Liabilities and Stockholders' Equity (Deficit)	$12,849	$46,398

The accompanying notes are an integral part of these unaudited financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
	For the three months ended September 30,		For the nine months ended September 30,		From inception of development stage On January 1, 2010 through
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)	September 30, 2010 (unaudited)

Sales	$-	$-	$-	$-	$-

Labor Expense	3,000	-	9,000	961	9,000
Professional Fees	4,390	-	40,836	9,830	40,836
General and Administrative Costs	255	20	2,087	373	2,087

Total Operating Expense	7,645	20	51,923	11,164	51,923
Loss From Operations	(7,645)	(20)	(51,923)	(11,164)	(51,923)

Interest Expense	337	25	516	25	516
Loss from Continuing Operations Before Income Taxes	(7,982)	(45)	(52,439)	(11,189)	(52,439)

Income Tax Benefits from Continuing Operations	-	1,773	-	(457)	-
Loss from Continuing Operations Before Discontinued Operations	(7,982)	(1,818)	(52,439)	(10,732)	(52,439)

Discontinued Operations
Loss from Discontinued Operations	-	(19,080)	-	(34,244)	-

Loss from Discontinued Operations	-	(19,080)	-	(34,244)	-
Net Loss	$(7,982)	$(20,898)	$(52,439)	$(44,976)	$(52,439)

Net Loss per Common Share - Basic and Diluted:
Net Loss from Continued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss from Discontinued Operations	-	(0.00)	-	(0.00)

Total Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	53,500,000	8,500,000	53,500,000	8,500,000

The accompanying notes are an integral part of these unaudited financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
	For the nine months ended September 30,		From inception of Development stage on January 1, 2010 through
	2010 (unaudited)	2009 (unaudited)	September 30, 2010 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(52,439)	$(44,976)	$(52,439)

Adjustments to Reconcile Net Loss:
Provision for Income Tax	-	(4,212)	-
Change in Assets/Liabilities:
Prepaid Expenses	1,389	-	1,389
Assets of Discontinued Operations	-	8,311	-
Income Tax Receivable	(4,921)		(4,921)
Accounts Payable	(20,494)	(865)	(20,494)
Accrued Interest	384	25	384
Deferred Compensation Payable	9,000	-	9,000
Liabilities of Discontinued Operations	-	19,245	-

Net cash flows used in operating activities	(67,081)	(22,472)	(67,081)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Related Party Note Payable	30,000	1,200	30,000
Proceeds from Related Party Note Receivable from sale of common stock	5,000	-	5,000

Net cash flows provided by financing activities	35,000	1,200	35,000

Net change in cash	(32,081)	(21,272)	(32,081)

Cash, beginning of period	40,009	10,637	40,009

Cash, end of period	$7,928	$(10,635)	$7,928

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$5,550	$-	$5,550

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Three and Nine Months Ended September 30, 2010 and 2009:

None

From inception of development stage on January 1, 2010 through September 30, 2010:

None

The accompanying notes are an integral part of these unaudited financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Way Cool Imports, Inc., (”the Company") was incorporated under the laws of the State of Nevada on December 1, 2005. Prior to December 29, 2009, the Company imported goods from foreign countries for sale in the United States. The Company ceased operations in December 2009. See discontinued operations discussion in Note 2 below. Effective January 1, 2010, the Company entered the development stage and is focusing its efforts on seeking a business opportunity.

Basis of Presentation

The interim financial information of the Company as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2009.

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

A breakdown of the results of discontinued operations for the three and nine month periods ended September 30, 2009 is provided below:

	Three months Ended September 30, 2009	Nine months Ended September 30, 2009
Net Sales	$37,267	$117,869
Cost of Goods Sold	35,969	115,710

Gross Profit (Loss)	1,298	2,159

Labor Expense	5,400	16,200
Bad Debt Expense	17,000	20,900

Total Operating Expense	22,400	37,100

Loss from Discontinued Operations	(21,102)	(34,941)

Interest Expense	1,123	3,058

Loss Before Taxes	(22,225)	(37,999)

Income Tax Benefit	(3,145)	(3,755)

Net Loss from Discontinued Operations	$(19,080)	$(34,244)

Net Loss from Discontinued Operations
per Common Share -Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	8,500,000	8,500,000

Note 3 - Related Party Transactions and Payable

All of the Company's sales were to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company. The sales have been made at an agreed-upon markup of 10%. The Company reimbursed a portion of the freight expense paid by RDG Imports, increasing the Company's Cost of Goods Sold by $2,090 for the three months ended September 30, 2009 and $8,556 for the nine months ended September 30, 2009. As a result, the Company's Gross Margin was below 10% for these periods. In December 2009 the Company converted the accounts receivable into a note. As of September 30, 2010 and December 31, 2009 the note receivable from RDG Imports, Inc. was $142,415. The note has an interest rate of 5.0%. Interest is due on December 31, 2010, 2011 and 2012. The principle balance of the note is due in full on December 31, 2012. The Company has a 100% allowance for doubtful accounts for this note as the management of RDG Imports, Inc. is no longer the same management as Way Cool Imports, Inc. as of December 29, 2009. The Company notes that RDG Imports, Inc. will have less incentive to pay the note when it becomes due now that management of the Companies is no longer the same. Additionally, the Company is concerned that due to the long term nature of the note, RDG Imports, Inc. will either no longer be in existence, or will not have the funds available to pay the note when it becomes due. The company will record interest income when it is received because of the doubt associated with collectability.

Included in the labor expense are amounts for services rendered by a shareholder and his wife, estimated at $5,400 and $16,200 for the three and nine month periods ended September 30, 2009, respectively. On December 29, 2009, the shareholder and his wife resigned from their duties. As such, these amounts were reclassified as a contribution of equity as December 31, 2009. For the three and nine month periods ended September 30, 2010 the labor expense includes amounts for services rendered by the President, which was estimated at $3,000 and $9,000, respectively. This is considered a long term liability as the Company does not anticipate paying these amounts until the Company is profitable, which is not expected to occur within the next twelve months.

On December 29, 2009 the Company issued a thirty day note receivable for $5,000 for the purchase of stock. This was collected in January 2010.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000. The note is a two year note and accrues interest at a rate of five percent (5.0%). Proceeds from the note will be used to fund future operations.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We did not generate any revenue for the three months ended September 30, 2010 or 2009. For the three months ended September 30, 2010 we had labor expenses of $3,000, professional fees of $4,390 and general and administrative expenses of $255 and interest expense of $337 for a net loss of $7,982 compared to labor expense of $-0-, professional fess of $-0-, general and administrative expense of $20, income tax benefits from continuing operations of $1,773, interest expense of $25 and $19,080 loss from discontinued operations for a total net loss of $20,898 for the three months ended September 30, 2009. Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We did not generate any revenue for the nine months ended September 30, 2010 or 2009. For the nine months ended September 30, 2010 we had labor expenses of $9,000, professional fees of $40,836 and general and administrative expenses of $2,087 and interest expense of $516 for a net loss of $52,439 compared to labor expense of $961, professional fess of $9,830, general and administrative expense of $373, income tax benefits from continuing operations of $457 and loss from discontinued operations of $34,244 for a total net loss of $44,976 for the nine months ended September 30, 2009. Our increase in expenses is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $7,928 in cash and $4,921 in income taxes receivable for total assets of $12,849. As of September 30, 2010, our liabilities were $44,434 which included $3,801 in accounts payable, $31,200 in a note payable, $433 in accrued interest and $9,000 in deferred compensation.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

WAY COOL IMPORTS, INC.

Date: November 8, 2010

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer