Form 10-K
period 2010-12-31
WAY COOL IMPORTS INC
filed 2011-03-30
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 000-53913

WAY COOL IMPORTS, INC.

(Name of registrant in its charter)

Nevada	20-3925307
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5555 North Star Ridge Way

Star, Idaho  83669

 (Address of principal executive offices)

Issuer’s telephone number: 208-283-1542

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 14, 2011 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 14, 2011
Common Stock, $.001 par value	53,500,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

Business Development

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

On December 29, 2009, the Company sold 45,000,000 shares of its common stock in exchange for $40,000, along with a note due in 30 days for $5,000, which was subsequently paid, to Cornelius Hofman who then became the controlling shareholder of the Company owning 84.11% of the Company’s currently issued and outstanding common stock.

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

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WYCC".  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011.

	CLOSING BID		CLOSING ASK

2010	High	Low	High	Low

October 14 (First available) thru December 31	NONE	NONE	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 14, 2011, there were approximately 41 shareholders of record holding 53,500,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

In December 2009, the Company sold 45,000,000 shares of restricted common stock for $40,000 cash and a thirty day promissory note in the amount of $5,000 to an accredited investor, Mr. Cornelius Hofman.  The note has since been paid.  The shares were sold in a private transaction, to a single investor, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2010 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2010, reflects total assets of $10,159. As of December 31, 2010, our liabilities were $53,384 which included $9,349 in accounts payable, $2,035 note payable, $12,000 in deferred compensation and $30,000 in a note payable – related party.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $15,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $10,159 in cash and believe we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2010 and 2009

We have $10,159 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2010 and 2009.  Expenses during the year ended December 31, 2010 were $62,661 with interest expense of $918 and income tax benefits from continuing operations of $500 for a net loss of $64,079 compared to expenses of $34,103, interest expense of $49, income tax benefits from continuing operations of $4,212 and loss from discontinued operations of $182,243 for a net loss of $212,183 for the year ended December 31, 2009.  Expenses for 2010 consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Cornelius Hofman	44	Sole Officer and Director	December 2009

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Cornelius Hofman. Since 1995, Mr. Hofman has been the owner of The GEC Group providing business valuations, lost profit assessments, lost wage assessments, and other litigation support services.  He is a graduate of Cornell University and holds a Master Degree from the University of Pennsylvania along with an MBA degree in Economics and Finance from the University of Chicago.  He is the author of numerous publications and lecturer on topics related to economics.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Cornelius Hofman, President (since 12/29/09)	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Randal S. Graham, President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Richard S. Graham, Secretary	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 11, 2011, the number and percentage of the 53,500,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Cornelius Hofman	45,000,000	84.11%
	5555 North Star Ridge Way
	Star, Idaho 83669

Total Officers and Directors		45,000,000	84.11%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000. The note is a two year note and accrues interest at the rate of five percent (5%).  Proceeds from the note will be used to fund operations of the Company.

Certain Business Relationships

Our policy is that a contract or transaction between the Company and another entity in which our director, has a financial interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the contract or transaction, or if it is fair and reasonable to our Company.

We utilize office space provided by our President at no cost to the Company.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Way Cool Imports, Inc. annual financial statements and review of financial statements included in Way Cool Import’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $19,750 for fiscal year ended 2010 and $23,500 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Way Cool Imports, Inc. financial statements that are not reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location
Exhibit 3(i)	Articles of Incorporation	*
Exhibit 3(i)(a)	Amended Articles of Incorporation	*
Exhibit 3(ii)	Bylaws	*
Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

*  Incorporated by reference. Filed as exhibit to 10SB12G filed March 23, 2010.

**  The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAY COOL IMPORTS, INC.

Date: March 30, 2011

/s/ Cornelius Hofman

Cornelius Hofman

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011

/s/ Cornelius Hofman

Cornelius Hofman

Director

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Way Cool Imports, Inc. (A Development Stage Company)

Star, Idaho

We have audited the accompanying balance sheets of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses in two of the past three years.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2011

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$10,159	$40,009
Prepaid Expenses	-	1,389
Note Receivable - Related Party (Allowance of
$142,415)	-	5,000
Assets of Discontinued Operations	-	-
Total Current Assets	10,159	46,398

Total Assets	$10,159	$46,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$9,349	$24,295
Note Payable	2,035	1,249
Total Current Liabilities	11,384	25,544

Long - Term Liabilities
Deferred Compensation	12,000	-
Note Payable - Related Party	30,000	-
Total Long - Term Liabilities	42,000	-

Total Liabilities	53,384	25,544

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized.
53,500,000 shares issued and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Deficit Accumulated Prior to Development Stage	(263,296)	(263,296)
Deficit Accumulated During Development Stage	(64,079)	-
Total Stockholders' Equity (Deficit)	(43,225)	20,854

Total Liabilities and Stockholders' Equity (Deficit)	$10,159	$46,398

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2010	2009	2010

Sales - Related Party	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	12,000	1,013	12,000
Professional Fees	48,454	32,396	48,454
General and Administrative Costs	2,207	694	2,207

Total Operating Expense	62,661	34,103	62,661

Income (Loss) From Operations	(62,661)	(34,103)	(62,661)

Interest Expense	918	49	918

Loss from Continuing Operations Before Income Taxes	(63,579)	(34,152)	(63,579)

Income Tax Benefits from Continuing Operations	500	(4,212)	500

Loss from Continuing Operations	(64,079)	(29,940)	(64,079)

Discontinued Operations
Loss from Discontinued Operations	-	(182,243)	-

Income Tax Benefits from Discontinued Operations	-	-	-

Loss from Discontinued Operations	-	(182,243)	-

Net Income (Loss)	$(64,079)	$(212,183)	$(64,079)

Net Income (Loss) per Common Share - Basic and Diluted:
Net Income (Loss) from Continued Operations	$(0.00)	$(0.00)
Net Income (Loss) from Discontinued Operations	-	(0.02)

Total Net income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Shares Outstanding - Basic
and Diluted	53,500,000	8,746,575

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2010

	Common Stock		Additional Paid in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance at December 31, 2007	8,500,000	$8,500	$138,300	$(16,218)	$130,582

Net Income (Loss)	-	-	-	(34,895)	(34,895)

Balance at December 31, 2008	8,500,000	8,500	138,300	(51,113)	95,687

Issuance of Common Stock for Cash	40,000,000	40,000	-	-	40,000
Issuance of Common Stock for Note Receivable	5,000,000	5,000	-	-	5,000
Services Contributed by Owners	-	-	92,350	-	92,350
Net Income (Loss)	-	-	-	(212,183)	(212,183)

Balance at December 31, 2009	53,500,000	53,500	230,650	(263,296)	20,854

Net Income (Loss)	-	-	-	(64,079)	(64,079)

Balance at December 31, 2010	53,500,000	$53,500	$230,650	$(327,375)	$(43,225)

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(64,079)	$(212,183)	$(64,079)

Adjustments to reconcile net loss:
Allowance for Bad Debt	-	151,696	-
Provision for Income Tax	-	(4,212)	-
Contributed Services	-	25,876	-
Change in assets/liabilities:			-
Accounts Receivable	-	-	-
Inventory	-	-	-
Deposits on Inventory	-	4,905	-
Prepaid Expenses	1,389	(1,389)	1,389
Accrued Interest	786	49	786
Accounts Payable	(14,946)	23,430	(14,946)
Deferred Compensation	12,000	-	12,000

Net cash flows provided by (used in)
operating activities	(64,850)	(11,828)	(64,850)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	40,000	-
Proceeds from Notes Receivable	5,000	-	5,000
Proceeds from note payable	30,000	1,200	30,000

Net cash flows provided by financing activities	35,000	41,200	35,000

Net change in cash	(29,850)	29,372	(29,850)

Cash, beginning of period	40,009	10,637	40,009

Cash, end of period	$10,159	$40,009	$10,159

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2009 and 2008:
Reclassification of Accounts Receivable to Note Receivable	$-	$156,796	$-
Note Receivable for Common Stock	$-	$5,000	$-
Deferred Compensations Contributed to Capital	$-	$66,474	$-

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

Revenue Recognition

Revenue from sale of product is recognized when product has been delivered, the selling price is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts.  Accounts receivable are determined to be delinquent when the account has become 30 days past due.  The allowance for doubtful accounts is calculated on a case by case basis.  Management reviews accounts receivable at least quarterly to determine if the account should be allowed for.

Prepaid Expenses

Prepaid expenses consist of advance payments made to suppliers of merchandise inventory.

Inventory

Inventory consists of merchandise on hand held for resale.  Inventory is stated at costs, using the first-in, first-out (FIFO) method, with costs including shipping and handling.

Advertising

All advertising costs are recorded as an expense when incurred.  To date, the company has not incurred any advertising costs.

Earnings Per Common Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company has not granted any stock options or warrants since inception.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income taxes.  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Use of Estimates

Preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses.  If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying Financial Statements.

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

A breakdown of the results of discontinued operations is provided below:

2009
Net Sales	$176,082
Cost of Goods Sold	173,202

Gross Profit	2,880

Labor Expense	21,600
Bad Debt Expense	158,385
Professional Fees	-
General and Administrative Costs	849

Total Operation Expense	180,834

Loss from Discontinued Operations	(177,954)

Interest Expense	4,289

Loss Before Taxes	(182,243)

Income Tax Benefit	-

Net Loss for Discontinued Operations	$(182,243)

Net Loss from Discontinued Operations per Common Shares – Basic and Diluted	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	8,746,575

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Note 3 - Related Party Transactions

All of the Company's sales prior to December 31, 2009 were to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company.  The sales had been made at an agreed-upon markup of 10%.  The Company agreed to reimburse a portion of the freight expense paid by RDG Imports, increasing the Company's Cost of Goods Sold by $13,048 for the years ended December 31, 2009.  As a result, the Company's Gross Margin was below 10% for this period.  In December 2009 the Company converted the accounts receivable into a note.  As of December 31, 2010 and 2009 the note receivable from RDG Imports, Inc. was $142,415.  The note has an interest rate of 5.0%.  Interest is due on December 31, 2010, 2011 and 2012.  The principle balance of the note is due in full on December 31, 2012.  The Company has a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party.  The Company notes that RDG Imports, Inc. will have less incentive to pay the note when it becomes due now that they are no longer a related party.  Additionally, the Company is concerned that due to the long term nature of the note, RDG Imports, Inc. will either no longer be in existence, or will not have the funds available to pay the note when it becomes due.  The Company will record interest income when it is received due to the doubt associated with collectability.

Included in the labor expense are amounts for services rendered by a shareholder and his wife, estimated at $21,600 for the year ended December 31, 2009.  On December 29, 2009, the shareholder and his wife resigned from their duties.  As such, these amounts were reclassified as a contribution of equity as December 31, 2009.  For the year ended December 31, 2010 the labor expense includes amounts for services rendered by the President, which was estimated at $12,000.  This is considered a long term liability as the Company does not anticipate paying these amounts until the Company is profitable, which is not expected to occur within the next twelve months.

On December 29, 2009 the Company issued a thirty day note receivable for $5,000 for the purchase of stock.  This was collected in January 2010.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.

Note 4 - Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Net Deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$10,776	$3,365
Note Receivable Allowance	28,483	28,483
Deferred Compensation	2,400	-

Deferred tax liabilities:
None

Valuation allowance	(41,659)	(31,848)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 20% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book Loss from Continuing Operations	$(12,816)	$(6,830)
Deferred Compensation	2,400	-
Valuation Allowance	10,416	2,618

Tax at Effective Rate	$-	$(4,212)

	2010	2009
Book Loss from Discontinuing Operations	$-	$(36,449)
Deferred Compensation	-	5,175
Note Receivable Allowance	-	28,483
Valuation Allowance	-	2,791
Tax at Effective Rate	$-	$-

At December 31, 2010 the Company had net operating loss carryforwards of approximately $53,900 that may be offset against future taxable income from the year 2011 through 2031.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2010.

The Company has authorized 100,000,000 shares of $0.001 par value common stock.  On December 29, 2009 the Company issued 45,000,000 shares of common stock for cash of $40,000 and a note receivable of $5,000 at $0.001 per share.  This resulted in a change of control in the Company.

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Note 7 - Recently Issued Accounting Pronouncement

In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although the adoption of this standard did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's 2009 financial statement disclosures. In February 2010, the FASB issued an accounting standard update to ASC 855 which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. The adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and eliminated the 2009 financial statement disclosure requirement related to subsequent events.

In January 2010, the FASB issued an accounting standard update to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. This update became effective for interim and annual reporting periods beginning after December 15, 2009. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 8 - Subsequent Events

On March 28, 2011, the Company received $20,000 from RDG Imports, Inc. for payment against the note receivable. The remaining amount of the note receivable was forgiven by the Company and written off.

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC TOPIC 855 and concluded there are no additional events to disclose.