Form 10-Q
period 2011-03-31
WAY COOL IMPORTS INC
filed 2011-05-09
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53913

WAY COOL IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3925307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 North Star Ridge Way, ID	83669
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2011:  53,500,000

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$23,933	$10,159
Note Receivable - Related Party (Allowance of
$0 and $142,415, respectively)	-	-
Total Current Assets	23,933	10,159

Total Assets	$23,933	$10,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$14,616	$9,349
Note Payable and Accrued Interest	2,429	2,035
Total Current Liabilities	17,045	11,384

Long Term Liabilities
Deferred Compensation	15,000	12,000
Note Payable - Related Party	30,000	30,000
Total Long - Term Liabilities	45,000	42,000

Total Liabilities	62,045	53,384

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized,
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
100,000,000 shares authorized,
53,500,000 shares issued and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(58,966)	(64,079)
Total Stockholders' Equity (Deficit)	(38,112)	(43,225)

Total Liabilities and Stockholders' Equity (Deficit)	$23,933	$10,159

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENTAL STAGE COMPANY0 STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
	For the three months ended March 31,		From inception of Development stage on January 1, 2010
	2011 (unaudited)	2010 (unaudited)	Through March 31, 2011 (unaudited)

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	3,000	3,000	15,000
Professional Fees	10,173	24,664	58,627
General and Administrative Costs	1,321	486	3,528

Total Operating Expense	14,494	28,150	77,155

Income (Loss) From Operations	(14,494)	(28,150)	(77,155)

Other Income / (Expense)
Interest Expense	(393)	(24)	(1,311)
Gain on Settlement of Note Receivable	20,000	-	20,000
Total Other Income / (Expense)	19,607	(24)	18,689

Income / (Loss) Before Income Taxes	5,113	(28,174)	(58,466)

Income Tax Expense	-	-	500

Net Income (Loss)	$5,113	$(28,174)	$(58,966)

Net income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
	For the three months ended March 31,		From inception of development stage on January 1, 2010
	2011 (unaudited)	2010 (unaudited)	through March 31, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$5,113	$(28,174)	$(58,966)
Adjustments to reconcile net loss:
Gain on Settlement of Note Receivable	(20,000)	-	(20,000)
Change in assets/liabilities:
Prepaid Expenses	-	1,389	1,389
Accounts Payable	5,267	(2,465)	(9,679)
Accrued Interest Payable	394	24	1,180
Income Tax Receivable	-	(5,550)	-
Deferred Compensation Payable	3,000	3,000	15,000
Net cash flows provided by (used in)
operating activities	(6,226)	(31,776)	(71,076)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from Note Payable	-	-	30,000
Proceeds from Note Receivable	20,000	5,000	25,000
Net cash flows provided by financing activities	20,000	5,000	55,000
Net change in cash	13,774	(26,776)	(16,076)
Cash, beginning of period	10,159	40,009	40,009
Cash, end of period	$23,933	$13,233	23,933
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$5,550	$5,550
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2011 and 2010:
None
The accompanying notes are an integral part of these condensed financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

Basis of Presentation

The interim financial information of the Company as of March 31, 2011 and for the three-month period ended March 31, 2011 and 2010 and for the period from inception of development stage January 1, 2010 to March 31, 2011 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010.

Note 2 - Related Party Transactions and Payable

As of March 31, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

 On March 25, 2011 the Company's Board of Directors approved an agreement with RDG Imports, Inc., in which RDG Imports, Inc. would pay the Company $20,000 and the Company would write off the remaining note receivable and related interest.  The Company received $20,000 payment from RDG Imports, Inc. on March 28, 2011.  The Company wrote off the remaining $122,415 of the note and recorded a gain on settlement of the note receivable.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 as of March 31, 2011 and 2010.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2011.

The Company has authorized 100,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at March 31, 2011.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Subsequent Events

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We did not generate any revenue for the three months ended March 31, 2011 or 2010. For the three months ended March 31, 2011 we had labor expenses of $3,000, professional fees of $10,173 general and administrative expenses of $1,321, interest expense of $393 and gain on settlement of note receivable in the amount of $20,000 for a net income of $5,113 compared to labor expense of $3,000, professional fess of $24,664, general and administrative expense of $486, and interest expense of $24 for a total net loss of $28,174 for the three months ended March 31, 2010. Our increase in expenses for 2010 is attributed to our auditing and legal fees associated with our filing a Form 10 registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $23,933 in cash. As of March 31, 2011, our liabilities were $62,045 which included $14,616 in accounts payable, $2,429 in a note payable and accrued interest, $15,000 in deferred compensation and $30,000 in a note payable to a related party.

As of March 31, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

On March 25, 2011 the Company's Board of Directors approved an agreement with RDG Imports, Inc., in which RDG Imports, Inc. would pay the Company $20,000 and the Company would write off the remaining note receivable and related interest.  The Company received $20,000 payment from RDG Imports, Inc. on March 28, 2011.  The Company wrote off the remaining $122,415 of the note and recorded a gain on settlement of the note receivable.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

WAY COOL IMPORTS, INC.

Date: May 6, 2011

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer