Form 10-Q
period 2011-06-30
WAY COOL IMPORTS INC
filed 2011-08-16
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2011:  53,500,000

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$5,584	$10,159
Note Receivable - Related Party (Allowance of
$0 and $142,415, respectively)	-	-
Prepaid Expense	4,370	-
Total Current Assets	9,954	10,159

Total Assets	$9,954	$10,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$6,903	$9,349
Note Payable and Accrued Interest	2,827	2,035
Total Current Liabilities	9,730	11,384

Long Term Liabilities
Deferred Compensation	18,000	12,000
Note Payable - Related Party	30,000	30,000
Total Long - Term Liabilities	48,000	42,000

Total Liabilities	57,730	53,384

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized,
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
500,000,000 shares authorized,
53,500,000 shares issued and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(68,630)	(64,079)
Total Stockholders' Equity (Deficit)	(47,776)	(43,225)

Total Liabilities and Stockholders' Equity (Deficit)	$9,954	$10,159
The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
	For the three months ended June 30,		For the six months ended June 30,		From inception of development stage on January 1, 2010
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	Through June 30, 2011 (unaudited)
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Labor Expense	3,000	3,000	6,000	6,000	18,000
Professional Fees	5,980	11,782	16,153	36,446	64,607
General and Administrative Costs	285	1,346	1,606	1,832	3,813
Total Operating Expense	9,265	16,128	23,759	44,278	86,420
Income (Loss) From Operations	(9,265)	(16,128)	(23,759)	(44,278)	(86,420)
Other Income / (Expense)
Interest Expense	(398)	(155)	(792)	(179)	(1,710)
Gain on Settlement of Note Receivable	-	-	20,000	-	20,000
Total Other Income / (Expense)	(398)	(155)	19,208	(179)	18,290

Income / (Loss) Before Income Taxes	(9,663)	(16,283)	(4,551)	(44,457)	(68,130)

Income Tax Expense	-	-	-	-	500

Net Income (Loss)	$(9,663)	$(16,283)	$(4,551)	$(44,457)	$(68,630)

Net income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic
and Diluted	53,500,000	53,500,000	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months Ended June 30,		From Inception of Development Stage on January 1, 2010
	2011 (unaudited)	2010 (unaudited)	Through June 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(4,551)	$(44,457)	$(68,630)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Settlement of Note Receivable	(20,000)	-	(20,000)
Change in assets/liabilities:
Prepaid Expenses	(4,370)	1,389	(2,981)
Accounts Payable	(2,446)	(2,140)	(17,392)
Accrued Interest Payable	792	48	1,578
Income Tax Receivable	-	(5,550)	-
Deferred Compensation Payable	6,000	6,000	18,000

Net Cash Flows Used in Operating Activities	(24,575)	(44,710)	(89,425)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from Note Payable	-	-	30,000
Proceeds from Note Receivable	20,000	5,000	25,000
Net Cash Flows Provided by Financing Activities	20,000	5,000	55,000
Net Change in Cash	(4,575)	(39,710)	(34,425)
Cash, Beginning of Period	10,159	40,009	40,009
Cash, End of Period	$5,584	$299	5,584
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$5,550	$5,550

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2011 and 2010:
None

The accompanying notes are an integral part of these financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

Basis of Presentation

The interim financial information of the Company as of June 30, 2011 and for the six-month period ended June 30, 2011 and 2010 and for the period from inception of development stage January 1, 2010 to June 30, 2011 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form 10 for the year ended December 31, 2010.

Note 2 - Related Party Transactions and Payable

As of June 30, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

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

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending June 30, 2011 and 2010, and $6,000 for the six months ending June 30, 2011 and 2010.

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2011.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at June 30, 2011.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Loss available to common Stockholders (numerator)	$(9,663)	$(16,283)	$(4,551)	$(44,457)

Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,500,000	53,500,000	53,500,000	53,500,000

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has limited working capital and no on-going operations or revenues.  The Company is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 - Subsequent Events

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC 855 and concluded there are no additional events to disclose.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We did not generate any revenue for the three months ended June 30, 2011 or 2010. For the three months ended June 30, 2011 we had labor expenses of $3,000, professional fees of $5,980, general and administrative expenses of $285 and interest expense of $398 for a total net loss of $9,663 compared to labor expense of $3,000, professional fess of $11,782, general and administrative expense of $1,346 and interest expense of $155, for a total net loss of $16,283 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We did not generate any revenue for the six months ended June 30, 2011 or 2011.  For the six months ended June 30, 2011 we had labor expenses of $6,000, professional fees of $16,153, general and administrative expenses of $1,606, interest expense of $792 and gain on settlement of note receivable of $20,000 for a total net loss of $4,551 compared to labor expense of $6,000, professional fees of $36,446, general and administrative expense of $1,832 and interest expense of $179 for a total net loss of $44,457 for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $9,954 including $5,584 in cash and $4,370 in prepaid expenses. As of June 30, 2011, our liabilities were $57,730 which included $6,903 in accounts payable, $2,827 in a note payable and accrued interest, $18,000 in deferred compensation and $30,000 in a note payable to a related party.

As of June 30, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

WAY COOL IMPORTS, INC.

Date: August 2, 2011

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer