Form 10-Q
period 2011-09-30
WAY COOL IMPORTS INC
filed 2011-11-02
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2011:  53,500,000

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets
Cash	$372	$10,159
Note Receivable - Related Party (Allowance of $0 and $142,415, respectively)
	-	-
Prepaid Expense	3,277	-
Total Current Assets	3,649	10,159
Total Assets	$3,649	$10,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$6,228	$9,349
Accrued Interest	2,029	835
Note Payable	1,200	1,200
Total Current Liabilities	9,457	11,384

Long Term Liabilities
Deferred Compensation	21,000	12,000
Note Payable - Related Party	30,000	30,000
Total Long - Term Liabilities	51,000	42,000

Total Liabilities	60,457	53,384

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 53,500,000 shares issued and outstanding

	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(77,662)	(64,079)
Total Stockholders' Equity (Deficit)	(56,808)	(43,225)

Total Liabilities and Stockholders' Equity (Deficit)	$3,649	$10,159

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
	For the three months ended September 30,		For the nine months ended September 30,		From inception of Development stage on January 1, 2010 through

	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)
Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Labor Expense	3,000	3,000	9,000	9,000	21,000
Professional Fees	4,358	4,390	20,510	40,836	68,965
General and Administrative Costs	1,272	255	2,879	2,087	5,085
Total Operating Expense	8,630	7,645	32,389	51,923	95,050

Income (Loss) From Operations	(8,630)	(7,645)	(32,389)	(51,923)	(95,050)

Other Income / (Expense)
Interest Expense	(402)	(337)	(1,194)	(516)	(2,112)
Gain on Settlement of Note Receivable	-	-	20,000	-	20,000
Total Other Income / (Expense)	(402)	(337)	18,806	(516)	17,888
Loss Before Income Taxes	(9,032)	(7,982)	(13,583)	(52,439)	(77,162)
Income Tax Expense	-	-	-	-	500
Net Loss	$(9,032)	$(7,982)	$(13,583)	$(52,439)	$(77,662)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted
	53,500,000	53,500,000	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
	For the Nine Months Ended September 30,		From Inception of Development Stage on January 1, 2010 Through
	2011 (unaudited)	2010 (unaudited)	September 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(13,583)	$(52,439)	$(77,662)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Gain on Settlement of Note Receivable	(20,000)	-	(20,000)
Change in assets/liabilities:
Prepaid Expenses	(3,277)	1,389	(1,888)
Accounts Payable	(3,121)	(20,494)	(18,067)
Accrued Interest Payable	1,194	384	1,980
Income Tax Receivable	-	(4,921)	-
Deferred Compensation Payable	9,000	9,000	21,000
Net Cash Flows Used in Operating Activities	(29,787)	(67,081)	(94,637)
Cash Flows from Investing Activities:
Proceeds from Note Receivable	20,000	5,000	25,000
Net Cash Flows Provided by Investing Activities	20,000	5,000	25,000
Cash Flows from Financing Activities:
Proceeds from Note Payable	-	30,000	30,000
Net Cash Flows Provided by Financing Activities	-	30,000	30,000
Net Change in Cash	(9,787)	(32,081)	(39,637)
Cash, Beginning of Period	10,159	40,009	40,009
Cash, End of Period	$372	$7,928	$372

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$5,550	$5,550

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Nine Months Ended September 30, 2011 and 2010:
None

The accompanying notes are an integral part of these condensed financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

Basis of Presentation

The interim financial information of the Company as of September 30, 2011 and for the nine-month period ended September 30, 2011 and 2010 and for the period from inception of development stage January 1, 2010 to September 30, 2011 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual Form 10-K filing for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual Form 10-K filing for the year ended December 31, 2010.

Note 2 - Related Party Transactions and Payable

As of December 31, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

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

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending September 30, 2011 and 2010, and $9,000 for the nine months ending September 30, 2011 and 2010.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

Note 3 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2011.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at September 30, 2011.

Note 4 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Loss available to common Stockholders (numerator)	$(9,032)	$(7,982)	$(13,583)	$(52,439)

Net Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,500,000	53,500,000	53,500,000	53,500,000

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

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

We did not generate any revenue for the three months ended September 30, 2011 or 2010. For the three months ended September 30, 2011 we had labor expenses of $3,000, professional fees of $4,358, general and administrative expenses of $1,272 and interest expense of $402 for a total net loss of $9,032 compared to labor expense of $3,000, professional fess of $4,390, general and administrative expense of $255, and interest expense of $337 for a total net loss of $7,982 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We did not generate any revenue for the nine months ended September 30, 2011 or 2011.  For the nine months ended September 30, 2011 we had labor expenses of $9,000, professional fees of $20,510, general and administrative expenses of $2,879, interest expense of $1,194 and gain on settlement of note receivable of $20,000 for a total net loss of $13,583 compared to labor expense of $9,000, professional fees of $40,836, general and administrative expense of $2,087 and interest expense of $516 for a total net loss of $52,439 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $3,649 including $372 in cash and $3,277 in prepaid expenses. As of September 30, 2011, our liabilities were $60,457 which included $6,228 in accounts payable, $2,029 in accrued interest, $1,200 in a note payable, $21,000 in deferred compensation and $30,000 in a note payable to a related party.

As of December 30, 2010 the Company had a note receivable from RDG Imports, Inc. of $142,415.  The note had an interest rate of 5.0%.  Interest was due on December 31, 2010, 2011 and 2012.  The principle balance of the note was due in full on December 31, 2012.  The Company had a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party and the note did not appear to be collectible.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

WAY COOL IMPORTS, INC.

Date: November 1, 2011

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer