Form 10-K
period 2011-12-31
WAY COOL IMPORTS INC
filed 2012-03-27
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X .

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over The Counter Bulletin Board under the symbol WYCC.  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at June 30, 2011 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 2, 2012
Common Stock, $.001 par value	53,500,000

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

PART I

ITEM 1.  BUSINESS.

Business Development

Way Cool Imports, Inc. (“the Company”) was originally incorporated in the State of Nevada on December 1, 2005 for the purpose of engaging in the business of importing goods from foreign countries for sale in the United States. Prior to December 29, 2009, the Company engaged in the business of importing antiques and home and garden furnishings and accessories.  Products were then sold on a wholesale basis to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company. The Company did not get paid for all sales to RDG Imports, Inc. and the Company is unlikely to receive any further payments from RDG.  The Company ceased operations in December 2009.  Effective January 1, 2010, the Company entered the development stage and is seeking to enter into a reverse acquisition with an existing business or otherwise acquire an operating entity. The Company has not yet identified any potential merger or acquisition candidates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WYCC".  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012.

	CLOSING BID		CLOSING ASK

2010	High	Low	High	Low

October 14 (First available) thru December 31	NONE	NONE	NONE	NONE

2011

January 3 thru March 31.02		.02	NONE	NONE

April 1 thru June 30.02		.01	NONE	NONE

July 1 thru September 30.01		.01	NONE	NONE

October 3 thru December 30.01		.01	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 2, 2012, there were approximately 41 shareholders of record holding 53,500,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2011, reflects total assets of $2,557. As of December 31, 2011, our liabilities were $68,893 which included $11,262 in accounts payable, $2,431 in accrued interest, $1,200 note payable, $24,000 in deferred compensation and $30,000 in a note payable – related party.  We anticipate our expenses for the next twelve months will be approximately $15,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $15,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $372 in cash and we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2011 and 2010

We have $372 cash on hand and prepaid expenses of $2,185 and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2011 and 2010.  Expenses during the year ended December 31, 2011 were $41,515 with interest expense of $1,595 and a gain on settlement of note receivable of $20,000 for a net loss of $23,111 compared to expenses of $62,661, interest expense of $918 and income tax expense of $500 for a net loss of $64,079 for the year ended December 31, 2010.  Expenses for 2011 consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2011 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Cornelius Hofman	45	Sole Officer and Director	December 2009

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2011, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Cornelius Hofman, President (since 12/29/09)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Randal S. Graham, President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer

Richard S. Graham, Secretary	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 2, 2012, the number and percentage of the 53,500,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Cornelius Hofman	45,000,000	84.11%
	5555 North Star Ridge Way
	Star, Idaho 83669

Total Officers and Directors		45,000,000	84.11%
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

As of December 31, 2010 the note receivable from RDG Imports, Inc. was $142,415.  The note has an interest rate of 5.0%. Interest is due on December 31, 2010, 2011 and 2012.  The principle balance of the note is due in full on December 31, 2012.  The Company has a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party.

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

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2011 and 2010.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Way Cool Imports, Inc. annual financial statements and review of financial statements included in Way Cool Import’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $15,000 for fiscal year ended 2011 and $19,750 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Way Cool Imports, Inc. financial statements that are not reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

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

Date: March 27, 2012

/s/ Cornelius Hofman

Cornelius Hofman

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2012

/s/ Cornelius Hofman

Cornelius Hofman

Director

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

HJ & ASSOCIATES, L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

50 West Broadway, Suite 600
Salt Lake City, Utah 84101
(801) 328-4408
Fax (801) 328-4461
www.hjcpafirm.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Way Cool Imports, Inc. (A Development Stage Company)
Star, Idaho

We have audited the accompanying balance sheets of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2012

An Independently Owned Member
McGLADREY ALLIANCE | McGladrey

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$372	$10,159
Prepaid Expenses	2,185	-
Note Receivable - Related Party (Allowance of $0 and $142,415, Respectively)	-	-
Total Current Assets	2,557	10,159

Total Assets	$2,557	$10,159

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$11,262	$9,349
Accrued Interest - Related Party	2,190	690
Accrued Interest	241	145
Note Payable	1,200	1,200
Note Payable - Related Party	30,000	-
Total Current Liabilities	44,893	11,384

Long - Term Liabilities
Deferred Compensation	24,000	12,000
Note Payable - Related Party	-	30,000
Total Long - Term Liabilities	24,000	42,000

Total Liabilities	68,893	53,384

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 53,500,000 shares issued and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Deficit Accumulated Prior to Development Stage	(263,296)	(263,296)
Deficit Accumulated During Development Stage	(87,190)	(64,079)
Total Stockholders' Equity (Deficit)	(66,336)	(43,225)

Total Liabilities and Stockholders' Equity (Deficit)	$2,557	$10,159

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2011	2010	2011

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	12,000	12,000	24,000
Professional Fees	25,230	48,454	73,684
General and Administrative Costs	4,285	2,207	6,492

Total Operating Expense	41,515	62,661	104,176

Loss From Operations	(41,515)	(62,661)	(104,176)

Other Income / (Expense)
Interest Expense	(1,596)	(918)	(2,514)
Gain on Settlement of Note Receivable	20,000	-	20,000
Total Other Income / (Expense)	18,404	(918)	17,486

Loss Before Income Taxes	(23,111)	(63,579)	(86,690)

Income Tax Expense	-	500	500

Net Loss	$(23,111)	$(64,079)	$(87,190)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	53,500,000	53,500,000

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2011

			Additional
	Common Stock		Paid in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance at December 31, 2009	53,500,000	53,500	230,650	(263,296)	20,854

Net Loss	-	-	-	(64,079)	(64,079)

Balance at December 31, 2010	53,500,000	53,500	230,650	(327,375)	(43,225)

Net Loss	-	-	-	(23,111)	(23,111)

Balance at December 31, 2011	53,500,000	$53,500	$230,650	$(350,486)	$(66,336)

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net Loss	$(23,111)	$(64,079)	$(87,190)

Adjustments to Reconcile Net Loss:
Gain on Settlement of Note Receivable	(20,000)	-	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	(2,185)	1,389	(796)
Accrued Interest Payable	1,596	786	2,382
Accounts Payable	1,913	(14,946)	(13,033)
Deferred Compensation Payable	12,000	12,000	24,000

Net Cash Flows Used In Operating Activities	(29,787)	(64,850)	(94,637)

Cash Flows from Investing Activities:
Proceeds from Notes Receivable	20,000	5,000	25,000
Net Cash Flows Provided by Investing Activities	20,000	5,000	25,000

Cash Flows from Financing Activities:
Proceeds from Notes Payable	-	30,000	30,000
Net Cash Flows Provided by (Used in)
Financing Activities	-	30,000	30,000

Net Change in Cash	(9,787)	(29,850)	(39,637)

Cash, Beginning of Period	10,159	40,009	40,009

Cash, End of Period	$372	$10,159	$372

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2011 and 2010:
None

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

DECEMBER 31, 2011 AND 2010

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

Note 2 - Related Party Transactions and Payable

As of December 31, 2010 the note receivable from RDG Imports, Inc. was $142,415.  The note has an interest rate of 5.0%.  Interest is due on December 31, 2010, 2011 and 2012.  The principle balance of the note is due in full on December 31, 2012.  The Company has a 100% allowance for doubtful accounts for this note, as the management of  RDG Imports, Inc. is no longer a related party.

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

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2011 and 2010.

Note 3 - Note Payable

On June 29, 2009, the Company took out a promissory note from an unrelated third party in the amount of $1,200.  The note accrues interest at a rate of 8.0% and is due upon demand.

Note 4 - Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Net Deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$41,300	$10,776
Note Receivable Allowance	-	28,483
Deferred Compensation	4,700	2,400

Deferred tax liabilities:
None

Valuation allowance	(46,000)	(41,659)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 20% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book Loss from Continuing Operations	$(4,600)	$(12,816)
Deferred Compensation	2,400	2,400
Note Receivable Allowance	(28,500)	-
Valuation Allowance	30,700	10,416

Tax at Effective Rate	$-	$-

At December 31, 2011 the Company had net operating loss carryforwards of approximately $206,904 that may be offset against future taxable income from the year 2012 through 2032.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2011.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at December 31, 2011.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Note 7 - Recently Issued Accounting Pronouncement

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 8 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Years Ended December 31,
	2011	2010
Loss available to common Stockholders (numerator)	$(23,111)	$(64,079)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,500,000	53,500,000

Note 9 - Subsequent Events

On January 25, 2012, the Company took out a promissory note in the amount of $3,500 from an unrelated third party.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to pay accounts payable.

On February 10, 2012, the Company took out a promissory note in the amount of $2,000 from an unrelated third party.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to pay accounts payable.

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC 855 and concluded there are no additional events to disclose.