Form 10-Q
period 2012-06-30
WAY COOL IMPORTS INC
filed 2012-08-20
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012:  53,500,000

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
Current Assets
Cash	$165	$372
Prepaid Expense	-	2,185
Total Current Assets	165	2,557

Total Assets	$165	$2,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$17,606	$11,262
Accrued Interest - Related Party	2,938	2,190
Accrued Interest	426	241
Note Payable - Related Party	30,000	30,000
Note Payable	9,700	1,200
Total Current Liabilities	60,670	44,893

Long Term Liabilities
Deferred Compensation	30,000	24,000
Total Long - Term Liabilities	30,000	24,000

Total Liabilities	90,670	68,893

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, No shares issued or outstanding	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 53,500,000 shares issued and outstanding	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(111,359)	(87,190)
Total Stockholders' Deficit	(90,505)	(66,336)

Total Liabilities and Stockholders' Deficit	$165	$2,557

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the three months ended June 30,		For the six months ended June 30,		From inception of development stage on January 1, 2010 through June 30,
	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)	2011 (unaudited)	2012 (unaudited)

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

Labor Expense	3,000	3,000	6,000	6,000	30,000
Professional Fees	5,761	5,980	14,524	16,153	88,208
General and Administrative Costs	183	285	2,712	1,606	9,204

Total Operating Expense	8,944	9,265	23,236	23,759	127,412

Loss From Operations	(8,944)	(9,265)	(23,236)	(23,759)	(127,412)

Other Income / (Expense)
Interest Expense	(490)	(398)	(933)	(792)	(3,447)
Gain on Settlement of Note Receivable	-	-	-	20,000	20,000
Total Other Income / (Expense)	(490)	(398)	(933)	19,208	16,553

Loss Before Income Taxes	(9,434)	(9,663)	(24,169)	(4,551)	(110,859)

Income Tax Expense	-	-	-	-	500

Net Loss	$(9,434)	$(9,663)	$(24,169)	$(4,551)	$(111,359)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	53,500,000	53,500,000	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six Months Ended June 30,		From Inception of Development Stage on January 1, 2010
	2012 (unaudited)	2011 (unaudited)	Through June 30, 2012 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(24,169)	$(4,551)	$(111,359)

Adjustments to Reconcile Net Loss:
Gain on Settlement of Note Receivable	-	(20,000)	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	2,185	(4,370)	1,389
Accounts Payable	6,344	(2,446)	(6,689)
Accrued Interest Payable	933	792	3,315
Income Tax Receivable	-	-	-
Deferred Compensation Payable	6,000	6,000	30,000

Net Cash Flows Used in Operating Activities	(8,707)	(24,575)	(103,344)

Cash Flows from Investing Activities:
Proceeds from Note Receivable	-	20,000	25,000

Net Cash Flows Provided by Investing Activities	-	20,000	25,000

Cash Flows from Financing Activities:
Proceeds from Note Payable	8,500	-	38,500

Net Cash Flows Provided by Financing Activities	8,500		38,500

Net Change in Cash	(207)	(4,575)	(39,844)

Cash, Beginning of Period	372	10,159	40,009

Cash, End of Period	$165	$5,584	$165

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$500

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Six Months Ended June 30, 2012 and 2011:
None

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

Basis of Presentation

The interim financial information of the Company as of June 30, 2012 and for the six-month period ended June 30, 2012 and 2011 and for the period from inception of development stage January 1, 2010 to June 30, 2012 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.  Accrued interest on this note was $2,938 and $2,190 as of June 30, 2012 and December 31, 2011, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending June 30, 2012 and 2011, and $6,000 for the six months ending June 30, 2012 and 2011.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

Note 3 - Notes Payable

On June 29, 2009, the Company took out a promissory note from an unrelated third party in the amount of $1,200.  The note accrues interest at a rate of 8.0% and is due upon demand.

On January 25, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,500.  The note accrues interest at a rate of 5.0% and is due upon demand.

On February 10, 2012, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

On May 4, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $426 and $241 as of June 30, 2012 and December 31, 2011, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2012.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at June 30, 2012.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Loss available to common stockholders (numerator)	$(9,434)	$(9,663)	$(24,169)	$(4,551)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,500,000	53,500,000	53,500,000	53,500,000

Note 7 - Subsequent Events

On August 7,  2012 the Company took out a promissory note from an unrelated third party in the amount of $8,300.  The note accrues interest at a rate of 5.0% and is due upon demand.  Proceeds from the note will be used to cover operations.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

We did not generate any revenue for the three months ended June 30, 2012 or 2011.  For the three months ended June 30, 2012 we had labor expenses of $3,000, professional fees of $5,761, general and administrative expenses of $183 and interest expense of $490 for a total net loss of $9,434 compared to labor expense of $3,000, professional fess of $5,980, general and administrative expense of $285, and interest expense of $398 for a total net loss of $9,663 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We did not generate any revenue for the six months ended June 30, 2012 or 2011.  For the six months ended June 30, 2012 we had labor expense of $6,000, professional fees of $14,524, general and administrative costs of $2,712 and interest expense of $933 for a total net loss of $24,169 compared to labor expense of $6,000, professional fees of $16,153, general and administrative costs of $1,606, interest expense of $792 and a gain on settlement of note receivable of $20,000 for a total net loss of $4,551 for the six months ended June 30, 2011.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2012, reflects total assets of cash in the amount of $165. As of June 30, 2012, our liabilities were $90,670 which included $17,606 in accounts payable, $2,938 in accrued interest related party, $426 in accrued interest, $9,700 in a note payable, $30,000 in deferred compensation and $30,000 in a note payable to a related party.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.  Accrued interest on this note was $2,938 and $2,190 as of June 30, 2012 and December 31, 2011, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending June 30, 2012 and 2011, and $6,000 for the six months ending June 30, 2012 and 2011.

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

On May 4, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $426 and $241 as of June 30, 2012 and December 31, 2011, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 1A. RISK FACTORS

Not Applicable.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

WAY COOL IMPORTS, INC.

Date: August 20, 2012

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer