Form 10-K
period 2012-12-31
WAY COOL IMPORTS INC
filed 2013-03-21
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over The Counter Bulletin Board under the symbol WYCC.  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at June 30, 2012 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 14, 2013
Common Stock, $.001 par value	53,500,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WYCC".  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013.

CLOSING BID			CLOSING ASK
2011	High	Low	High	Low

January 3 thru March 31.02		.02	NONE	NONE

April 1 thru June 30.02		.01	NONE	NONE

July 1 thru September 30.01		.01	NONE	NONE

October 3 thru December 30.01		.01	NONE	NONE

2012

January 3 thru March 30.01		.01	NONE	NONE

April 2 thru June 29.01		.01	NONE	NONE

July 2 thru September 28.01		.01	NONE	NONE

October 1 thru December 31.02		.01	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 14, 2013, there were approximately 41 shareholders of record holding 53,500,000 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2013 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2012, reflects total assets of $865. As of December 31, 2012, our liabilities were $110,277 which included $15,072 in accounts payable, $1,200 in current note payable, $36,000 in deferred compensation, $30,000 in a note payable – related party, $910 in accrued interest, $3,965 accrued interest – related party and a long term note payable of $23,400.  We anticipate our expenses for the next twelve months will be approximately $15,000.  In the past we have relied on advances from our president to cover our operating costs.

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

On November 13, 2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500. The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $910 and $241 as of December 31, 2012 and 2011, respectively.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $15,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $78 in cash and we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2012 and 2011

We have $78 cash on hand and prepaid expenses of $787 and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2012 and 2011.  Expenses during the year ended December 31, 2012 were $40,902 with interest expense of $2,174 for a net loss of $43,076 compared to expenses of $41,515, interest expense of $1,596 and gain on settlement of note receivable of $20,000 for a net loss of $23,111 for the year ended December 31, 2011.  Expenses for 2012 consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Cornelius Hofman	46	Sole Officer and Director	December 2009

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2012, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Cornelius Hofman, President (since 12/29/09)	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 14, 2013, the number and percentage of the 53,500,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Cornelius Hofman 5555 North Star Ridge Way Star, Idaho 83669	45,000,000	84.11%

	Total Officers and Directors As a Group (1 Person)	45,000,000	84.11%

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

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Accrued interest on this note was $3,695 and $2,190 as of December 31, 2012 and 2011, respectively.

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2012 and 2011.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Way Cool Imports, Inc. annual financial statements and review of financial statements included in Way Cool Import’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,500 for fiscal year ended 2012 and $15,093 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Way Cool Imports, Inc. financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

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

Date: March 21, 2013

/s/ Cornelius Hofman

Cornelius Hofman

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2013

/s/ Cornelius Hofman

Cornelius Hofman

Director

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Way Cool Imports, Inc. (A Development Stage Company)

Star, Idaho

We have audited the accompanying balance sheets of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Way Cool Imports, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 21, 2013

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$78	$372
Prepaid Expenses	787	2,185
Total Current Assets	865	2,557

Total Assets	$865	$2,557

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$15,072	$11,262
Accrued Interest - Related Party	3,695	2,190
Accrued Interest	910	241
Note Payable	1,200	1,200
Note Payable - Related Party	30,000	30,000
Total Current Liabilities	50,877	44,893

Long - Term Liabilities
Deferred Compensation	36,000	24,000
Note Payable	23,400	-
Total Long - Term Liabilities	59,400	24,000

Total Liabilities	110,277	68,893

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized. No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized. 53,500,000 shares issued and outstanding

	53,500	53,500
Additional Paid in Capital	230,650	230,650
Deficit Accumulated Prior to Development Stage	(263,296)	(263,296)
Deficit Accumulated During Development Stage	(130,266)	(87,190)
Total Stockholders' Equity (Deficit)	(109,412)	(66,336)

Total Liabilities and Stockholders' Equity (Deficit)	$865	$2,557

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2012	2011	2012

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	12,000	12,000	36,000
Professional Fees	25,463	25,230	99,147
General and Administrative Costs	3,439	4,285	9,931

Total Operating Expense	40,902	41,515	145,078

Loss From Operations	(40,902)	(41,515)	(145,078)

Other Income / (Expense)
Interest Expense	(2,174)	(1,596)	(4,688)
Gain on Settlement of Note Receivable	-	20,000	20,000
Total Other Income / (Expense)	(2,174)	18,404	15,312

Loss Before Income Taxes	(43,076)	(23,111)	(129,766)

Income Tax Expense	-	-	500

Net Loss	$(43,076)	$(23,111)	$(130,266)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted
	53,500,000	53,500,000

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2012

	Common Stock		Additional Paid in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balance at December 31, 2009	53,500,000	53,500	230,650	(263,296)	20,854

Net Loss	-	-	-	(64,079)	(64,079)

Balance at December 31, 2010	53,500,000	53,500	230,650	(327,375)	(43,225)

Net Loss	-	-	-	(23,111)	(23,111)

Balance at December 31, 2011	53,500,000	53,500	230,650	(350,486)	(66,336)

Net Loss	-	-	-	(43,076)	(43,076)

Balance at December 31, 2012	53,500,000	$53,500	$230,650	$(393,562)	$(109,412)

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Loss	$(43,076)	$(23,111)	$(130,266)

Adjustments to Reconcile Net Loss:
Gain on Settlement of Note Receivable	-	(20,000)	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	1,398	(2,185)	602
Accrued Interest Payable	2,174	1,596	4,556
Accounts Payable	3,810	1,913	(9,223)
Deferred Compensation Payable	12,000	12,000	36,000

Net Cash Flows Used In Operating Activities	(23,694)	(29,787)	(118,331)

Cash Flows from Investing Activities:
Proceeds from Notes Receivable	-	20,000	25,000
Net Cash Flows Provided by Investing Activities	-	20,000	25,000

Cash Flows from Financing Activities:
Proceeds from Notes Payable	23,400	-	53,400
Net Cash Flows Provided by (Used in)
Financing Activities	23,400	-	53,400

Net Change in Cash	(294)	(9,787)	(39,931)

Cash, Beginning of Period	372	10,159	40,009

Cash, End of Period	$78	$372	$78

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2012 and 2011:
None

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net operating losses each of the last three years.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through loans from the owners.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Accrued interest on this note was $3,695 and $2,190 as of December 31, 2012 and 2011, respectively.

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2012 and 2011.

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

DECEMBER 31, 2012 AND 2011

On November 1,  2012 the Company took out a promissory note from an unrelated third party in the amount of $1,600.  The note accrues interest at a rate of 5.0% and is due upon demand.

On November 13,  2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $910 and $241 as of December 31, 2012 and 2011, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Net Deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred Tax Assets:
NOL Carryover	$43, 000	$41,300
Note Receivable Allowance	-	-
Related Party Accruals	7,900	4,700

Deferred tax Liabilities:
None	-	-

Valuation Allowance	(50,900)	(46,000)
Net Deferred tax assets	-	-

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 20% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book Loss from Continuing Operations	$(8,600)	$(4,600)
Related Party Accruals	2,400	2,400
Note Receivable Allowance	-	(28,500)
Valuation Allowance	6,200	30,700

Tax at Effective Rate	$-	$-

At December 31, 2012 the Company had net operating loss carryforwards of approximately $215,000 that may be offset against future taxable income from the year 2013 through 2033.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2012.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at December 31, 2012.

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

Note 8 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Years Ended December 31,
	2012	2011
Loss available to common
Stockholders (numerator)	$(43,076)	$(23,111)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	53,500,000	53,500,000

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Note 9 - Subsequent Events

On February 4, 2013, the Company took out a promissory note in the amount of $6,000 from an unrelated third party.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to pay accounts payable.

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC 855 and concluded there are no additional events to disclose.