Form 10-Q
period 2013-03-31
WAY COOL IMPORTS INC
filed 2013-05-13
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

______________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2013:  53,500,000

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$52	$78
Prepaid Expense	1,181	787
Total Current Assets	1,233	865

Total Assets	$1,233	$865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$18,649	$15,072
Accrued Interest - Related Party	4,064	3,695
Accrued Interest	1,304	910
Note Payable	6,700	1,200
Note Payable - Related Party	30,000	30,000
Total Current Liabilities	60,717	50,877

Long Term Liabilities
Deferred Compensation	39,000	36,000
Note Payable	25,475	23,400
Total Long - Term Liabilities	64,475	59,400

Total Liabilities	125,192	110,277

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 53,500,000 shares issued and outstanding

	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(144,813)	(130,266)
Total Stockholders' Deficit	(123,959)	(109,412)

Total Liabilities and Stockholders' Deficit	$1,233	$865

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31,		From Inception of Development Stage on January 1, 2010 Through March 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	3,000	3,000	39,000
Professional Fees	8,531	8,762	107,678
General and Administrative Costs	2,254	2,529	12,316

Total Operating Expense	13,785	14,291	158,994

Loss From Operations	(13,785)	(14,291)	(158,994)

Other Income / (Expense)
Interest Expense	(762)	(443)	(5,319)
Gain on Settlement of Note Receivable	-	-	20,000
Total Other Income / (Expense)	(762)	(443)	14,681

Loss Before Income Taxes	(14,547)	(14,734)	(144,313)

Income Tax Expense	-	-	500

Net Loss	$(14,547)	$(14,734)	$(144,813)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted
	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three months ended March 31,		From inception of development stage on January 1, 2010 through March 31,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(14,547)	$(14,734)	$(144,813)

Adjustments to reconcile net loss:
Gain on Settlement of Note Receivable	-	-	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	(394)	1,093	208
Accounts Payable	3,577	4,372	(5,646)
Accrued Interest Payable	763	443	5,319
Deferred Compensation Payable	3,000	3,000	39,000

Net Cash Flows Used In
Operating Activities	(7,601)	(5,826)	(125,932)

Cash Flows from Investing Activities:
Proceeds from Note Receivable	-	-	25,000

Net Cash Flows Provided by Investing Activities	-	-	25,000

Cash Flows from Financing Activities:
Proceeds from Note Payable	7,575	5,500	60,975

Net Cash Flows Provided by Financing Activities	7,575	5,500	60,975

Net Change in Cash	(26)	(326)	(39,957)

Cash, Beginning of Period	78	372	40,009

Cash, End of Period	$52	$46	52

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$500

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Three Months Ended March 31, 2013 and 2012:
None

The accompanying notes are an integral part of these condensed financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Basis of Presentation

The interim financial information of the Company as of March 31, 2013 and for the three-month period ended March 31, 2013 and 2012 and for the period from inception of development stage January 1, 2010 to March 31, 2013 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

Note 2 - Related Party Transactions and Payable

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.  Accrued interest on this note was $4,064 and $3,695 as of March 31, 2013 and December 31, 2012, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 as of March 31, 2013 and 2012.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

On February 3, 2013, the Company took out a promissory note from an unrelated third party in the amount of $6,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

On March 14, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,575.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $1,304 and $910 as of March 31, 2013 and December 31, 2012, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2013.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at March 31, 2013.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Net Income (Loss) available to
Common stockholders (numerator)	$(14,574)	$(14,734)

Net Income (Loss) per Common
Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	53,500,000	53,500,000

Note 7 - Subsequent Events

On April 16, 2013, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

On April 30, 2013, the Company took out a promissory note from an unrelated third party in the amount of $4,200.  The note accrues interest at a rate of 5.0% and is due upon demand.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We did not generate any revenue for the three months ended March 31, 2013 or 2012.  For the three months ended March 31, 2013 we had labor expenses of $3,000, professional fees of $8,531, general and administrative expenses of $2,254 and interest expense of $762 for a total net loss of $14,547 compared to labor expense of $3,000, professional fess of $8,762, general and administrative expense of $2,529, and interest expense of $443 for a total net loss of $14,734 for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2013, reflects total assets of cash in the amount of $52 and prepaid expense of $1,181 for total current assets of $1,233. As of March 31, 2013, our liabilities were $125,192 which included $18,649 in accounts payable, $4,064 in accrued interest related party, $1,304 in accrued interest, $6,700 in a current note payable, $30,000 in a current note payable to a related party, $25,475 in long term note payable and $39,000 in deferred compensation.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.  Accrued interest on this note was $4,064 and $3,695 as of March 31, 2013 and December 31, 2012, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending March 31, 2013 and 2012.

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

On October 16, 2012, the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due upon demand.

On November 1, 2012, the Company took out a promissory note from an unrelated third party in the amount of $1,600.  The note accrues interest at a rate of 5.0% and is due upon demand.

On November 13, 2012, the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due upon demand.

On February 3, 2013, the Company took out a promissory note from an unrelated third party in the amount of $6,000.  The note accrues interest at a rate of 5.0% and is due upon demand.

On March 14, 2013, the Company took out a promissory note from an unrelated third party  in the amount of $1,575.  The note accrues interest at a rate of 5.00% and is due upon demand.

Accrued interest on these notes was $1,304 and $910 as of March 31, 2013 and December 31, 2012, respectively.

Subsequent to the date of this report, on April 16, 2013 and April 30, 2013, the Company took out a promissory note from unrelated third parties in the amount of $2,000 and $4,200, respectively.  The notes accrues interest at a rate of 5.0% and are due upon demand.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

None.

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

WAY COOL IMPORTS, INC.

Date: May 13, 2013

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer