Form 10-Q
period 2013-09-30
WAY COOL IMPORTS INC
filed 2013-11-12
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53913

WAY COOL IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3925307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 North Star Ridge Way, Star, ID	83669
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2013:  56,600,000

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets
Cash	$1,951	$78
Prepaid Expense	-	787
Total Current Assets	1,951	865

Total Assets	$1,951	$865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$23,930	$15,072
Accrued Interest - Related Party	4,816	3,695
Accrued Interest	2,264	910
Note Payable - Related Party	30,000	30,000
Note Payable	15,500	1,200
Total Current Liabilities	76,510	50,877

Long Term Liabilities
Deferred Compensation	45,000	36,000
Note Payable	29,525	23,400
Total Long - Term Liabilities	74,525	59,400

Total Liabilities	151,035	110,277

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, No shares issued or outstanding

	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 53,500,000 shares issued and outstanding

	53,500	53,500
Additional Paid in Capital	230,650	230,650
Accumulated Deficit Prior to the Development Stage	(263,296)	(263,296)
Deficit Accumulated During the Development Stage	(169,938)	(130,266)
Total Stockholders' Deficit	(149,084)	(109,412)

Total Liabilities and Stockholders' Deficit	$1,951	$865

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the three months ended September 30,		For the nine months ended September 30,		From inception of development stage on January 1, 2010 through September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

Labor Expense	3,000	3,000	9,000	9,000	45,000
Professional Fees	7,899	5,873	25,477	20,397	124,624
General and Administrative Costs	160	233	2,574	2,944	12,505

Total Operating Expense	11,059	9,106	37,051	32,341	182,129

Loss From Operations	(11,059)	(9,106)	(37,051)	(32,341)	(182,129)

Other Income / (Expense)
Interest Expense	(975)	(571)	(2,621)	(1,504)	(7,309)
Gain on Settlement of Note Receivable	-	-	-	-	20,000
Total Other Income / (Expense)	(975)	(571)	(2,621)	(1,504)	12,691

Loss Before Income Taxes	(12,034)	(9,677)	(39,672)	(33,845)	(169,438)

Income Tax Expense	-	-	-	-	500

Net Loss	$(12,034)	$(9,677)	$(39,672)	$(33,845)	$(169,938)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted
	53,500,000	53,500,000	53,500,000	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30,		From Inception of Development Stage on January 1, 2010
	2013 (unaudited)	2012 (unaudited)	Through September 30, 2013 (unaudited)
Cash Flows from Operating Activities:
Net Loss	$(39,672)	$(33,845)	$(169,938)

Adjustments to Reconcile Net Loss:
Gain on Settlement of Note Receivable	-	-	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	787	1,792	1,389
Accounts Payable	8,858	4,430	(365)
Accrued Interest Payable	2,475	1,504	7,031
Deferred Compensation Payable	9,000	9,000	45,000

Net Cash Flows Used in Operating Activities	(18,552)	(17,119)	(136,883)

Cash Flows from Investing Activities:
Proceeds from Note Receivable	-	-	25,000

Net Cash Flows Provided by Investing Activities	-	-	25,000

Cash Flows from Financing Activities:
Payments on Note Payable	(2,500)	-	(2,500)
Proceeds from Note Payable	22,925	16,800	76,325

Net Cash Flows Provided by Financing Activities	20,425	16,800	73,825

Net Change in Cash	1,873	(319)	(38,058)

Cash, Beginning of Period	78	372	40,009

Cash, End of Period	$1,951	$53	$1,951

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$146	$-	$146
Income Taxes	$-	$-	$500

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Nine Months Ended September 30, 2013 and 2012:
None

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

Basis of Presentation

The interim financial information of the Company as of September 30, 2013 and for the three and nine-month period ended September 30, 2013 and 2012 and for the period from inception of development stage January 1, 2010 to September 30, 2013 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

Note 2 - Related Party Transactions and Payable

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to fund operations.  Accrued interest on this note was $4,816 and $3,695 as of September 30, 2013 and December 31, 2012, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending September 30, 2013 and 2012, and $9,000 for the nine months ending September 30, 2013 and 2012.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

On August 6, 2013, the Company took out a promissory note from an unrelated third party in the amount of $7,350.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on these notes was $2,264 and $910 as of September 30, 2013 and December 31, 2012, respectively.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2013.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 53,500,000 shares have been issued and are outstanding at September 30, 2013.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items.

Note 6 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net Loss available to common
Stockholders (numerator)	$(12,034)	$(9,677)	$(39,672)	$(33,845)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding during the period
used in loss per share (denominator)	53,500,000	53,500,000	53,500,000	53,500,000

Note 7 - Subsequent Events

Subsequent to the date of this report, on November 8, 2013, the Company sold 3,100,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share which is not exercisable until two years after an acquisition by the Company.  The price for each Unit is $.05, for a total of $155,000. The Company received $31,000 on November 8, 2013, with the balance of $124,000 to be paid by March 31, 2014 or upon closing of an acquisition or sooner. The proceeds from the sale of the Units will be used for operating costs of the Company.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We did not generate any revenue for the three months ended September 30, 2013 or 2012.  For the three months ended September 30, 2013 we had labor expenses of $3,000, professional fees of $7,899, general and administrative expenses of $160 and interest expense of $975 for a total net loss of $12,034 compared to labor expense of $3,000, professional fees of $5,873, general and administrative expense of $233, and interest expense of $571 for a total net loss of $9,677 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We did not generate any revenue for the nine months ended September 30, 2013 or 2012.  For the nine months ended September 30, 2013 we had labor expenses of $9,000, professional fees of $25,477, general and administrative expenses of $2,574 and interest expense of $2,621 for a total net loss of $39,672 compared to labor expense of $9,000, professional fees of $20,397, general and administrative expense of $2,944, and interest expense of $1,504 for a total net loss of $33,845 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2013, reflects total assets of cash in the amount of $1,951.  As of September 30, 2013, our liabilities were $151,035 which included $23,930 in accounts payable, $4,816 in accrued interest related party, $2,264 in accrued interest, $15,500 in a current note payable, $30,000 in a current note payable to a related party, $29,525 in long term note payable and $45,000 in deferred compensation.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note will be used to fund future operations.  Accrued interest on this note was $4,816 and $3,695 as of September 30, 2013 and December 31, 2012, respectively.

Included in labor expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending September 30, 2013 and 2012 and $9,000 for the nine months ending September 30, 2013 and 2012.

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

On August 6, 2013, the Company took out a promissory note from an unrelated third party in the amount of $7,350.  The note accrues interest at the rate of 5.0% and is due upon demand.

Accrued interest on these notes was $2,264 and $910 as of September 30, 2013 and December 31, 2012, respectively.

Subsequent to the date of this report, on November 8, 2013,the Company sold 3,100,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share which is not exercisable until two years after an acquisition by the Company.  The price for each Unit is $.05, for a total of $155,000. The Company received $31,000 on November 8, 2013, with the balance of $124,000 to be paid by March 31, 2014 or upon closing of an acquisition or sooner.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Cornelius Hofman (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to the date of this report, on November 8, 2013,the Company sold 3,100,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share which is not exercisable until two years after an acquisition by the Company.  The price for each Unit is $.05, for a total of $155,000. The Company received $31,000 on November 8, 2013, with the balance of $124,000 to be paid by March 31, 2014 or upon closing of an acquisition or sooner. The proceeds from the sale of the Units will be used for operating costs of the Company.

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

WAY COOL IMPORTS, INC.

Date: November 12, 2013

By: /s/ Cornelius Hofman

Cornelius Hofman, President and Chief Financial Officer