Form 10-K
period 2013-12-31
WAY COOL IMPORTS INC
filed 2014-03-05
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

      ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over The Counter Bulletin Board under the symbol WYCC.  There was not an active market and no trading volume during fiscal 2013 and there has been no trading volume in 2014, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at January 23, 2014 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 5, 2014
Common Stock, $.001 par value	54,520,000

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

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering o-ne or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “WYCC".  There was not an active market and no trading volume during fiscal 2013.

	CLOSING BID		CLOSING ASK
2013	High	Low	High	Low

January 2 thru March 28.02		.02	NONE	NONE

April 1 thru June 28.02		.01	NONE	NONE

July 1 thru September 30.01		.01	NONE	NONE

October 1 thru December 31.01		.01	NONE	NONE

2012

January 3 thru March 30.01		.01	NONE	NONE

April 2 thru June 29.01		.01	NONE	NONE

July 2 thru September 28.01		.01	NONE	NONE

October 1 thru December 31.02		.01	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 5, 2014, there were approximately 61 shareholders of record holding 54,520,000 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

On November 8, 2013, the Company sold 3,100,000 Units of which 620,000 have been issued.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit is $.05 for a total of $155,000.  The Company received $31,000 on November 8, 2013, with the balance of $124,000 to be paid by March 31, 2014 or upon closing of an acquisition if sooner.  The balance of 2,480,000 units will be issued when they are fully paid for.

On February 5, 2014, the Company sold 100,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $10,000.

On February 12, 2014, the Company sold 250,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $25,000.

On February 19, 2014, the Company sold 50,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $5,000.

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

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. On November 15, 2013, the Company filed a Form 8-K describing a potential merger with Quantumsphere, Inc.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has not finalized the merger with Quantumsphere, Inc. and is awaiting completion of due diligence and satisfaction of conditions.  Unless the Quantumsphere, Inc. merger is completed, the Company will continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2013, reflects total assets of $3,865. As of December 31, 2013, our liabilities were $137,348 which included $26,409 in accounts payable, $10,300 note payable, $48,000 in deferred compensation, $30,000 in a note payable – related party, $1,869 in accrued interest, $5,195 accrued interest – related party and a long term not payable of $15,575.  We anticipate our expenses for the next twelve months will be approximately $15,000.  In the past we have relied on advances from our president to cover our operating costs.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to fund operations.  Accrued interest on this note was $5,195 and $3,695 as of December 31, 2013 and 2012, respectively.

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2013 and 2012.

On June 29, 2009, the Company took out a promissory note from an unrelated third party in the amount of $1,200.  The note accrues interest at a rate of 8.0% and is due upon demand.

On January 25, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On February 10, 2012, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On May 4, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On August 7, 2012 the Company took out a promissory note from an unrelated third party in the amount of $8,300.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On October 16, 2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On November 1, 2012 the Company took out a promissory note from an unrelated third party in the amount of $1,600.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On November 13, 2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On February 4, 2013, the Company took out a promissory note from an unrelated third party in the amount of $6,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On March 14, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,575.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On April 15, 2013, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On April 30, 2013, the Company took out a promissory note from an unrelated third party in the amount of $4,200.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On May 23, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,800.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On August 6, 2013, the Company took out a promissory note from an unrelated third party in the amount of $7,350.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

Accrued interest on these notes was $1,869 and $910 as of December 31, 2013 and 2012, respectively.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $15,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $3,865 in cash and we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  On November 15, 2013, the Company filed a Form 8-K describing a potential merger with Quantumsphere, Inc.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. We cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2013 and 2012

We have $3,865 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2013 and 2012.  Expenses during the year ended December 31, 2013 were $51,576 with interest expense of $3,495 for a net loss of $55,071 compared to expenses of $40,902 and interest expense of $2,174 for a net loss of $43,076 for the year ended December 31, 2012.  Expenses for 2013 consisted entirely of general and administrative expenses including labor expense and professional fees.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Cornelius Hofman	47	Sole Officer and Director	December 2009

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name And Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Cornelius Hofman,	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -
Predident	2011	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 5, 2014, the number and percentage of the 54,520,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Cornelius Hofman 5555 North Star Ridge Way Star, Idaho 83669	45,000,000	82.53%

Total Officers and Directors As a Group (1 Person)		45,000,000	82.53%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Accrued interest on this note was $5,195 and $3,695 as of December 31, 2013 and 2012, respectively.

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2013 and 2012.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Way Cool Imports, Inc. annual financial statements and review of financial statements included in Way Cool Import’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,780 for fiscal year ended 2013 and $14,500 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Way Cool Imports, Inc. financial statements that are not reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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

WAY COOL IMPORTS, INC.

Date: March 5, 2014	/s/ Cornelius Hofman
Cornelius Hofman
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2014	/s/ Cornelius Hofman
Cornelius Hofman
Director

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.

(A Development Stage Company)

Index to Financial Statements

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Way Cool Imports, Inc. (A Development Stage Company)

Star, Idaho

We have audited the accompanying balance sheets of Way Cool Imports, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Way Cool Imports, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception of development stage January 1, 2010 to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses in each of the past four years. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 5, 2014

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Current Assets
Cash	$3,865	$78
Prepaid Expenses	-	787
Total Current Assets	3,865	865

Total Assets	$3,865	$865

Current Liabilities
Accounts Payable	$26,409	$15,072
Accrued Interest - Related Party	5,195	3,695
Accrued Interest	1,869	910
Note Payable	10,300	1,200
Note Payable - Related Party	30,000	30,000
Total Current Liabilities	73,773	50,877

Long - Term Liabilities
Deferred Compensation	48,000	36,000
Note Payable	15,575	23,400
Total Long - Term Liabilities	63,575	59,400

Total Liabilities	137,348	110,277

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,
10,000,000 shares authorized.
No shares issued or outstanding	-	-
Common Stock, $0.001 par value,
500,000,000 shares authorized.
54,120,000 and 53,500,000 shares issued
and outstanding as of December 31, 2013
and 2012, respectively	54,120	53,500
Additional Paid in Capital	261,030	230,650
Deficit Accumulated Prior to Development Stage	(263,296)	(263,296)
Deficit Accumulated During Development Stage	(185,337)	(130,266)
Total Stockholders' Equity (Deficit)	(133,483)	(109,412)

Total Liabilities and Stockholders' Equity (Deficit)	$3,865	$865

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2013	2012	2013

Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Labor Expense	12,000	12,000	48,000
Professional Fees	36,066	25,463	135,213
General and Administrative Costs	3,510	3,439	13,441

Total Operating Expense	51,576	40,902	196,654

Loss From Operations	(51,576)	(40,902)	(196,654)

Other Income / (Expense)
Interest Expense	(3,495)	(2,174)	(8,183)
Gain on Settlement of Note Receivable	-	-	20,000
Total Other Income / (Expense)	(3,495)	(2,174)	11,817

Loss Before Income Taxes	(55,071)	(43,076)	(184,837)

Income Tax Expense	-	-	500

Net Loss	$(55,071)	$(43,076)	$(185,337)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	53,590,027	53,500,000

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2009	53,500,000	53,500	230,650	(263,296)	20,854

Net Loss	-	-	-	(64,079)	(64,079)

Balance at December 31, 2010	53,500,000	53,500	230,650	(327,375)	(43,225)

Net Loss	-	-	-	(23,111)	(23,111)

Balance at December 31, 2011	53,500,000	53,500	230,650	(350,486)	(66,336)

Net Loss	-	-	-	(43,076)	(43,076)

Balance at December 31, 2012	53,500,000	53,500	230,650	(393,562)	(109,412)

Stock Issued for Cash	620,000	620	30,380	-	31,000
Net Loss	-	-	-	(55,071)	(55,071)

Balance at December 31, 2013	54,120,000	$54,120	$261,030	$(448,633)	$(133,483)

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		From Inception of Development Stage (January 1, 2010) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(55,071)	$(43,076)	$(185,337)

Adjustments to Reconcile Net Loss:
Gain on Settlement of Note Receivable	-	-	(20,000)
Change in Assets/Liabilities:
Prepaid Expenses	787	1,398	1,389
Accrued Interest Payable	959	669	1,869
Accrued Interest Payable - Related Party	1,500	1,505	5,146
Accounts Payable	11,337	3,810	2,114
Deferred Compensation Payable	12,000	12,000	48,000

Net Cash Flows Used In Operating Activities	(28,488)	(23,694)	(146,819)

Cash Flows from Investing Activities:
Proceeds from Notes Receivable	-	-	25,000
Net Cash Flows Provided by Investing Activities	-	-	25,000

Cash Flows from Financing Activities:
Sale of Common Stock	31,000	-	31,000
Payments on Note Payable	(21,650)	-	(21,650)
Proceeds from Notes Payable	22,925	23,400	76,325
Net Cash Flows Provided by (Used in)
Financing Activities	32,275	23,400	85,675

Net Change in Cash	3,787	(294)	(36,144)

Cash, Beginning of Period	78	372	40,009

Cash, End of Period	$3,865	$78	$3,865

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
Interest	$1,035	$-	$1,035
Income Taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the Years Ended December 31, 2013 and 2012:
None

See accompanying notes to financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Way Cool Imports, Inc., (”the Company") was incorporated under the laws of the State of Nevada on December 1 , 2005.  Prior to December 29, 2009, the Company imported goods from foreign countries for sale in the United States.  Effective January 1, 2010, the Company entered the development stage and is focusing its efforts on seeking a business opportunity.  On November 15, 2013, The Company entered into an Agreement and Plan of Merger.  As of the date of this filing, the Companies are still in the due diligence process and the merger has not been completed.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net operating losses during the last five years.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through loans from the owners.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Classification

Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 2 - Related Party Transactions and Payable

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000.  The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to fund operations.  Accrued interest on this note was $5,195 and $3,695 as of December 31, 2013 and 2012, respectively.

Included in the labor expense are amounts for services rendered by the President, which was estimated at $12,000 for the years ended December 31, 2013 and 2012.

Note 3 - Note Payable

On June 29, 2009, the Company took out a promissory note from an unrelated third party in the amount of $1,200.  The note accrues interest at a rate of 8.0% and is due upon demand.

On January 25, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On February 10, 2012, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On May 4, 2012, the Company took out a promissory note from an unrelated third party in the amount of $3,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On August 7,  2012 the Company took out a promissory note from an unrelated third party in the amount of $8,300.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On October 16,  2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On November 1,  2012 the Company took out a promissory note from an unrelated third party in the amount of $1,600.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On November 13,  2012 the Company took out a promissory note from an unrelated third party in the amount of $2,500.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

On February 4, 2013, the Company took out a promissory note from an unrelated third party in the amount of $6,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On March 14, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,575.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On April 15, 2013, the Company took out a promissory note from an unrelated third party in the amount of $2,000.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On April 30, 2013, the Company took out a promissory note from an unrelated third party in the amount of $4,200.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On May 23, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,800.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.

On August 6, 2013, the Company took out a promissory note from an unrelated third party in the amount of $7,350.  The note accrues interest at a rate of 5.0% and is due two years from the date of issuance.  This note was paid in full in 2013.

Accrued interest on these notes was $1,869 and $910 as of December 31, 2013 and 2012, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Net Deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred Tax Assets:
NOL Carryover	$51,200	$43,000
Note Receivable Allowance	-	-
Related Party Accruals	10,600	7,900

Deferred tax Liabilities:
None	-	-

Valuation Allowance	(61,800)	(50,900)
Net Deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 20% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Book Loss from Continuing Operations	$(11,000)	$(8,600)
Related Party Accruals	2,700	2,400
Note Receivable Allowance	-	-
Valuation Allowance	8,300	6,200

Tax at Effective Rate	$-	$-

At December 31, 2013 the Company had net operating loss carryforwards of approximately $256,000 that may be offset against future taxable income from the year 2014 through 2034.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2013.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 54,120,000 and 53,500,000 shares have been issued and are outstanding at December 31, 2013 and 2012 respectively.  On November 8, 2013 the company sold 3,100,000 Units of which 620,000 have been issued.  Each Unit consists of one share of common stock  and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each Unit is $.05, for a total of $155,000. The Company received $31,000 on November 8, 2013, with the balance of $124,000 to be paid by March 31, 2014 or upon closing of an acquisition if sooner.  The balance of 2,480,000 units will be issued when they are fully paid for.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2013:

Exercise price	Number outstanding at December 31, 2012	Granted	Exercised	Number outstanding at December 31, 2013	Weighted average remaining contractual life (years)	Number exercisable at December 31, 2013
$1.50	-	620,000	-	620,000	4.86	-
	-	620,000	-	620,000		-

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

Note 8 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Years Ended December 31,
	2013	2012
Loss available to common Stockholders (numerator)	$(55,071)	$(43,076)

Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	53,590,027	53,500,000

Note 9 - Subsequent Events

 On February 5, 2014, the Company sold 100,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $10,000.

On February 12, 2014, the Company sold 250,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $25,000.

On February 19, 2014, the Company sold 50,000 Units.  Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share not exercisable until two years after an acquisition by the Company.  The price for each unit was $.10 for a total of $5,000.

The Company has evaluated subsequent events as of the financial statement date according to the requirements of ASC 855 and concluded there are no additional events to disclose.