Form 10-Q
period 2014-03-31
QUANTUMSPHERE, INC.
filed 2014-05-15
CIK 1387135

FORM 10-Q QUARTERLY REPORT MARCH 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53913

QUANTUMSPHERE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3925307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2905 Tech Center Drive, Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

714-545-6266

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2014:  21,377,066

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$128,693	$3,865
Total current assets	128,693	3,865

Total assets	$128,693	$3,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$59,265	$33,473
Deferred compensation	51,000	-
Notes payable	-	10,300
Note payable – related party	30,000	30,000
Total current liabilities	140,265	73,773

Deferred Compensation	-	48,000
Notes Payable	-	15,575

Total Liabilities	140,265	137,348

Stockholders’ Deficit
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 57,025,000 and 54,120,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	57,025	54,120
Additional paid-in capital	434,625	261,030
Deficit accumulated prior to development stage	(263,296)	(263,296)
Deficit accumulated during development stage	(239,926)	(185,337)
Total stockholders’ deficit	(11,572)	(133,483)

Total liabilities and stockholders’ deficit	$128,693	$3,865

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		From Inception of Development Stage (January 1, 2010) to
	2014	2013	March 31, 2014
Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

Operating Expenses
General and administrative	54,042	13,754	250,696
Total operating expenses	54,042	13,754	250,696

Loss from Operations	(54,042)	(13,754)	(250,696)

Other Income (Expense)
Interest expense, net	(547)	(793)	(8,730)
Gain on settlement of note receivable	–	–	20,000
Total other expense, net	(547)	(793)	11,270

Loss Before Provision for Income Taxes	(54,589)	(14,547)	(239,426)

Provision for Income Taxes	–	–	500

Net Loss	$(54,589)	$(14,547)	$(239,926)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	54,369,444	53,500,000

The accompanying notes are an integral part of these financial statements.

WAY COOL IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		From Inception of Development Stage (January 1, 2010) to
	2014	2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,589)	$(14,547)	$(239,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of note receivable	-	-	(20,000)
Stock issued for services	12,500		12,500
Changes in operating assets and liabilities:
Prepaid expenses	-	(394)	1,389
Accounts payable and accrued expenses	25,792	4,340	34,921
Deferred compensation	3,000	3,000	51,000
Net cash used in operating activities	(13,297)	(7,601)	(160,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	-	-	25,000
Net cash used in investing activities	-	-	25,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of common stock	164,000	-	195,000
Proceeds from notes payable	-	7,575	76,325
Payments of notes payable	(25,875)	-	(47,525)
Net cash provided by financing activities	138,125	7,575	223,800

NET INCREASE (DECREASE) IN CASH	124,828	(26)	88,684

CASH – beginning of period	3,865	78	40,009

CASH – end of period	$128,693	$52	$128,693

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$2,046	$-	$3,081
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

6

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2014, the Company entered into the following noncash transactions.:

•	Issued 25,000 shares of common stock for services valued at $12,500.

During the three months ended March 31, 2013, the Company did not enter into any noncash transactions.

The accompanying notes are an integral part of these financial statements

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Way Cool Imports, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 1, 2005.  Prior to December 29, 2009, the Company imported goods from foreign countries for sale in the United States.  Effective January 1, 2010, the Company entered the development stage and focused its efforts on seeking a business opportunity.

On April 22, 2014, the Company executed an Amended and Restated Agreement and Plan of Merger (“Merger”) with QuantumSphere, Inc. (“QSI”). Pursuant to the Merger, QSI became a wholly-owned subsidiary of the Company, and the Company issued shares of common stock to holders of QSI common stock at a rate of one-to-one.  Immediately prior to the Merger, the Company had 4,200,000 shares of common stock outstanding and warrants outstanding to purchase 3,500,000 shares of common stock as a result of the surrender and cancelation of 52,825,000 shares of common stock.  Following the Merger, the Company had 21,377,066 shares of common stock outstanding, options to purchase 5,942,078 shares of common stock outstanding and warrants to purchase 13,383,233 shares of common stock outstanding. Following the Merger, the former shareholders of QSI own approximately 81% of Way Cool’s outstanding common stock. The Merger is intended to be a tax-free reorganization under the provisions of the Internal Revenue Code and accounted for under financial reporting standards as a public shell reverse merger.  As a result of the Merger, the Company ceased to be in the development stage. Prior to the merger, the Company used its cash to pay off remaining liabilities. At the date of the merger, the Company had no assets and had no liabilities.

On April 25, 2014, QSI was merged with and into the Company where the merger permitted the Company to change its name from “Way Cool Imports, Inc.” to QuantumSphere, Inc.”

Basis of Presentation

The interim financial information of the Company for the three-month periods ended March 31, 2014 and 2013 and for the period from inception of development stage January 1, 2010 to March 31, 2014 are unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

Note 2 - Related Party Transactions and Payable

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000. The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to fund operations.  Accrued interest on this note was $5,564 and $5,195 as of March 31, 2014 and December 31, 2013, respectively. During April, 2014, the Company repaid all outstanding principal and interest related to this promissory note.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 2 - Related Party Transactions and Payable (continued)

Included in general and administrative expense are amounts for services rendered by the President, which was estimated at $3,000 for the three months ending March 31, 2014 and 2013.

During April, 2014, the Company’s President was paid $39,436 and forgave $11,564 of deferred compensation outstanding as of March 31, 2014.

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

Note 3 - Notes Payable (continued)

On May 23, 2013, the Company took out a promissory note from an unrelated third party in the amount of $1,800.  The note accrues interest at a rate of 5.0% and is due upon demand.

On August 6, 2013, the Company took out a promissory note from an unrelated third party in the amount of $7,350.  The note accrues interest at a rate of 5.0% and is due upon demand.

Accrued interest on notes payable to unrelated parties was $0 and $1,869 as of March 31, 2014 and December 31, 2013, respectively.

During the year ended December 31, 2013, the Company repaid principal pertaining to notes payable to unrelated parties in the aggregate amount of $21,650 and related accrued interest of $1,035.

During the quarter ended March 31, 2014, the Company repaid remaining outstanding principal pertaining to notes payable to unrelated parties in the aggregate amount of $25,875 and related accrued interest of $2,046.

Note 4 - Capital Stock

The Company has authorized 10,000,000 shares of $0.001 par value preferred stock with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No preferred shares are issued and outstanding at March 31, 2014.

The Company has authorized 500,000,000 shares of $0.001 par value common stock of which 57,025,000 shares have been issued and are outstanding at March 31, 2014.

On February 5, 2014, the Company sold 100,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $10,000.

On February 12, 2014, the Company sold 250,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $25,000.

On February 19, 2014, the Company sold 50,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $5,000.

On March 27, 2014, the Company sold 800,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.05, for a total of $40,000.

On March 31, 2014, the Company sold 1,680,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.05, for a total of $84,000.

WAY COOL IMPORTS, INC.

(A DEVELOPEMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 4 - Capital Stock (continued)

Immediately prior to the Merger, the Company had 4,200,000 shares of common stock outstanding and warrants outstanding to purchase 3,500,000 shares of common stock as a result of the surrender and cancelation of 52,825,000 shares of common stock.  Following the Merger, the Company had 21,377,066 shares of common stock outstanding, options to purchase 5,942,078 shares of common stock outstanding and warrants to purchase 13,383,233 shares of common stock outstanding.

Note 5 - Loss per Share

The following data shows the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2014	2013
Net Loss available to common
Stockholders (numerator)	$(54,589)	$(14,547)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	54,369,444	53,500,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATION

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

Description of Business.

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc. (“the Company”), was originally incorporated in the State of Nevada on December 1, 2005 for the purpose of engaging in the business of importing goods from foreign countries for sale in the United States. Prior to December 29, 2009, the Company engaged in the business of importing antiques and home and garden furnishings and accessories. Products were then sold on a wholesale basis to RDG Imports, Inc., dba Way Cool Dirt Cheap, an S Corporation under common management with the Company. The Company ceased operations in December 2009. Effective January 1, 2010, the Company entered the development stage and focused its efforts on seeking a business opportunity.

On December 29, 2009, the Company sold 45,000,000 shares of its common stock in exchange for $40,000, along with a note due in 30 days for $5,000, to Cornelius Hofman who then became the controlling shareholder of the Company owning 84.11% of the Company’s currently issued and outstanding common stock.

Since ceasing its operations at December 29, 2009, the Company focused its efforts on seeking a business opportunity.

On April 22, 2014, the Company executed an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Way Cool Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary, and QuantumSphere, Inc., a California corporation(“QSI”).  As provided for in the Merger Agreement, on April 22, 2014, Way Cool Merger Sub, Inc. merged with and into QSI resulting in QSI becoming a wholly-owned subsidiary of the Company.  Subsequently, on April 25, 2014, the Company effected a short-form merger of QSI with and into the Company and, as part of said merger, amended its articles of incorporation to changes its name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.”  For additional information, reference is made to the Company’s Current Report on Form 8-K dated April 22, 2014 and filed with the Securities and Exchange Commission on April 28, 2014.

The Company develops and manufactures proprietary high-performance catalysts, integrated components, and end-use products across a range of carefully selected energy storage and chemicals markets, typically in conjunction with the sector’s larger participants. The Company’s proprietary high-performance products can be utilized in both electro-chemical (batteries) and thermo-chemical (chemical production) applications and have demonstrated the ability to reduce costs and increase efficiency in the generation, storage, and use of energy.

Employees

As of March 31, 2014, the Company did not have any employees and relied upon the efforts of our officer and director to conduct its business.  As of said date, the Company did not have any employment or compensation agreements in place with its sole officer and director, but reimbursed expenditures advanced on the Company’s behalf.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The Company did not generate any revenue for the three months ended March 31, 2014 or 2013.  For the three months ended March 31, 2014, the Company had professional fees of $49,959, outside services of $1,065, labor expenses of $3,000, miscellaneous expenses of $18 and interest expense of $547 for a total net loss of $54,589 compared to professional fees of $8,531, labor expense of $3,000, outside services of $2,223, and interest expense of $793 for a total net loss of $14,547 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2014, reflects total assets of cash in the amount of $128,693. As of March 31, 2014, liabilities were $140,265 which included $53,700 in accounts payable, $51,000 in deferred compensation, $30,000 in a current note payable to a related party, and $5,565 in accrued interest related party.

On July 16, 2010, the Company took out a promissory note from its President in the amount of $30,000. The note is a two year note and accrues interest at a rate of five percent (5.0%).  Proceeds from the note were used to fund operations.  Accrued interest on this note was $5,564 and $5,195 as of March 31, 2014 and December 31, 2013, respectively. During April, 2014, the Company repaid all outstanding principal and interest related to this promissory note.

Included in labor expense are amounts for services rendered by the President, which was $3,000 for the three months ending March 31, 2014 and 2013.

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

Accrued interest on notes payable to unrelated parties was $0 and $1,869 as of March 31, 2014 and December 31, 2013, respectively.

During the year ended December 31, 2013, the Company repaid principal pertaining to notes payable to unrelated parties in the aggregate amount of $21,650 and related accrued interest of $1,035.

On February 19, 2014, the Company repaid remaining outstanding principal pertaining to notes payable to unrelated parties in the aggregate amount of $25,875 and related accrued interest of $2,046.

On November 8, 2013, the Company sold 620,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.05, for a total of $31,000.

On February 5, 2014, the Company sold 100,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $10,000.

On February 12, 2014, the Company sold 250,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $25,000.

On February 19, 2014, the Company sold 50,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.10, for a total of $5,000.

On March 27, 2014, the Company sold 800,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.05, for a total of $40,000.

On March 31, 2014, the Company sold 1,680,000 Units. Each Unit consists of one share of common stock and one five year warrant to purchase one share of common stock for $1.50 per share that is not exercisable until two years after an acquisition by the Company. The price for each Unit is $0.05, for a total of $84,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, the Company sold an aggregate of 2,880,000 units consisting of one share of common stock and a warrant to purchase one share of common stock, where 400,000 units were sold at a rate of $0.10 per unit for proceeds of $40,000.00 and the remaining 2,480,000 units were sold at a rate of $0.05 per unit for proceeds of $124,000.00.  The proceeds were used to fund the Company’s operations.  The units were issued to five investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The Company relied on its management to sell the units and did not engage any underwriters or broker-dealers.

Subsequent to the three months ended March 31, 2014, the Company issued shares of common stock, options to purchase shares of common stock and warrants to purchase shares of common stock pursuant to the merger of QuantumSphere, Inc., a California corporation, with and into a wholly-owned subsidiary of the Company, in accordance with the Amended and Restated Agreement and Plan of Merger dated as of April 22, 2014.  For additional information, reference is made to the Company’s Current Report on Form 8-K dated April 22, 2014 and filed with the Securities and Exchange Commission on April 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification Required by Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification Required by Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

QUANTUMSPHERE, INC.

Date: May 15, 2014

By: /s/Kevin Maloney

Kevin Maloney, Chief Executive Officer

By: /s/Stephen Gillings

Stephen Gillings, Chief Financial Officer

