Form 10-KT
period 2014-06-30
QUANTUMSPHERE, INC.
filed 2014-09-26
CIK 1387135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _____
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2014 through June 30, 2014

QUANTUMSPHERE, INC.
(Exact name of registrant as specified in its charter)

000-53913
(Commission File Number)

Nevada	20-3925307
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2905 Tech Center Drive, Santa Ana, CA 92705
(Address of principal executive offices, with zip code)

714-545-6266
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐      NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the registrants common stock as of September 15, 2014 (based upon the average bid and asked price of the common stock on that date) held by non-affiliates of the registrant was approximately $32,380,820 (based on the last subscription price for our common stock of $2.00).

As of September 15, 2014, 21,560,217 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Schedule 14-A Definitive Proxy Statement as filed with the Securities and Exchange Commission on September 26, 2014, is incorporated by reference into Part III of this Form 10-KT.

PART I

Item 1.	Business

Overview

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Registrant”). On April 22, 2014, we entered into an Agreement and Plan of Merger with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with a wholly-owned subsidiary of the Registrant. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of the Registrant. Subsequently, on April 25, 2014, we filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Registrant. As part of the short-form merger, we amended our Articles of Incorporation to changes our name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.” The Articles of Merger were effective upon filing. In June 2014, the Company elected to change its year end from December 31 to June 30. As used in this Annual Transitional Report on Form 10-KT, the references to “we” or “our” reflect the Registrant and its operations post-merger, i.e., inclusive of QSI and its operations.

We develop and manufacture proprietary high-performance catalysts, integrated components, and end-use products across a range of carefully selected energy storage and chemicals markets, typically in conjunction with the sector’s larger participants. Our proprietary high-performance products can be utilized in both electro-chemical (batteries) and thermo-chemical (chemical production) applications and have demonstrated the ability to reduce costs and increase efficiency in the generation, storage, and use of energy.

Platform Technology & Catalyst Market

Our high value, end use applications in the batteries and chemicals sectors emanate from our award winning, patented, nanocatalyst manufacturing platform technology. Our platform technology allows us to manufacture, in an automated manner, highly uniform, 99.99% pure, narrowly distributed, nano-particles with high catalytic activity. We view ourselves as a products company, rather than an advanced materials company, with the products we distribute being made possible through our break-through platform technology.

We spent the first several years following our inception, along with $15 million in investment capital, designing, fabricating, testing, refining, improving, automating, and scaling our closed-loop, proprietary nanocatalyst manufacturing platform technology. In terms of the production of advanced nanocatalyst materials, we have progressed from a few grams per day to multiple kilograms per day. This is essential as scale is required with each of the end use applications we are pursuing today and anticipate pursuing in the future.

Importantly, in 2007, we secured two broad patents on the QSI manufacturing technology process itself and, in 2010, we achieved ISO 9001:2008 certification for quality management systems related to our nanocatalyst manufacturing platform technology. With respect to our intellectual property relating to the platform technology, we have not disclosed all of the proprietary algorithms and software that are used in the manufacturing process. We treat the foregoing as our “Coca-Cola” trade secret that will remain proprietary. Other key features of our platform technology include the ability to rapidly scale the manufacturing process in a highly automated, modular fashion at low capital cost.

The following image depicts our nanocatalyst manufacturing platform technology and a portion of the periodic table of elements we convert and integrate into various commercial products.

By way of background, the catalyst market is a multi-billion dollar global industry. According to an industry study prepared by The Freedonia Group, the global catalyst markets exceeded $14 billion in 2013 with worldwide demand for catalysts to increase to $19.5 billion in 2016.1 Of this amount, nanocatalysts are expected to play a critical role in reducing costs and increasing efficiency in the generation, storage, and usage of energy with an estimated market of $6.6 billion by 2018.2

A nanometer (nm) is one billionth of a meter, or 1,000 times smaller than the diameter of a human hair, or roughly the size of a marble when compared to the earth. QSI catalysts typically measure 5-25 nm in size with a very narrow particle size distribution, and have up to 100 meters squared per gram in surface area, covering the size of a soccer field with just a small amount of material. A catalyst is a material that helps facilitate chemical reactions and can make chemical reactions happen more efficiently. The greater the surface area of the catalyst, the more efficient the chemical reaction, resulting in lower cost, higher performance end-use applications (e.g., chemical synthesis and metal-air batteries).

1 World Catalysts: Industry Study with Forecasts for 2016 & 2021, February 2013 (The Freedonia Group).

2 “Need to Curb Automobile & Industrial Emissions Drives the Global Nanocatalysts Market, According to New Report by Global Industry Analysts, Inc.”, PRWEB, November 23, 2013 (http://www.benzinga.com/pressreleases/13/11/p4106559/need-to-curb-automobile-industrial-emissions-drives-the-global-nanocata).

Our advanced catalysts have superior properties including their spherical shape, controlled oxide layer, narrow particle size distribution, high purity, low agglomeration, and large surface area. We believe these combined physical characteristics translate into greater efficiency in the generation, storage, and use of energy. Leveraging our patented, automated, highly scalable, and environmentally safe nanocatalyst manufacturing process, we manufacture a number of high-quality metals, bi-metallic alloys, and catalysts at the nano-scale including iron, silver, copper, nickel, manganese, and cobalt. We also offer custom dispersions and several specialty metals and catalysts including gold, palladium, aluminum, and tin.

Presently, we have sixteen dedicated gas phase condensation reactors which we utilize in the manufacture of nanocatalysts. With sixteen reactors, our capacity is approximately 150-160 kilograms per month (the foregoing is based on nano-iron production, and the overall monthly kilogram production will depend on the catalysts being produced given varying production rates among catalysts we manufacture). Given the manner in which we have designed our production reactors, we are able to quickly scale and adjust production runs to satisfy our customers’ advanced material needs and delivery timelines. In addition, we leverage our technical knowledge and process chemistry expertise to offer custom dispersions, alloys and integrated catalytic solutions for the energy storage and chemical sectors. For example, we have a current customer based in Israel that is using a highly active catalyst blend of nano-silver and nano-palladium to increase performance and lower cost in a platinum-free alkaline fuel cell, used for back-up power applications.

Chemicals Opportunity

QSI catalysts have the potential to benefit multiple, multi-billion dollar process applications in the refining, petrochemical, chemical, and pharmaceutical industries. Currently, the lead application and commercialization focus is in the global ammonia synthesis market. Ammonia production is a highly critical and energy-intensive process that occurs by combining hydrogen and nitrogen under high pressure and temperature in the presence of an iron catalyst. Though many incremental improvements have been achieved in both process and catalyst technology over the last 100 years, the industry is ripe for a paradigm shift in ammonia synthesis efficiency.

The Critical Role of Catalysts within the Chemicals Industry

A multi-billion dollar global industry, catalysts are essential to the world’s industrial production. As much as 90% of all chemical processes utilize catalysts (e.g., petroleum refining, pollution abatement, and production of fuels and chemicals) and 60% of all consumer and industrial products (e.g., fertilizers, plastics, pharmaceuticals, and batteries) are made using catalysts.3 Catalysts are now seen as a preferred way to improve process efficiency, lower costs, increase output, use less energy, and meet both performance and environmental standards. This is placing a strong emphasis on the development of new catalysts with higher activity, increased longevity, and reduced environmental and/or health impact. Our high surface area catalysts have demonstrated the ability to deliver much higher activity in multiple lab validations and, thus, greater efficiencies than existing commercial iron catalysts.

3 “Wide Participation in the 21st Annual Saudi-Japan Symposium “Catalysts in Petroleum Refining & Petrochemicals” at KFUPM”, King Fahd University of Petroleum & Minerals Press Release dated November 29, 2011 (http://web.kfupm.edu.sa/SitePages/en/UniversityNewsDetails.aspx?CUSTOMID=147).

Ammonia Market Overview

Globally, the amount of ammonia produced annually consumes approximately 1-2% of the world’s energy supply.4 Nearly 80% of the global ammonia output is used as agricultural fertilizer for both food and non-food crops including biofuel feedstock.5 In addition, ammonia plants produce nearly 1% of the world’s total carbon dioxide emissions.6 Annual world production is heavily concentrated in China, accounting for more than 33% of ammonia produced today.7

To date, we have spent five years testing internally and externally validating the increased efficiencies of our QSI-Nano® iron catalysts with several industry leaders in the UK, Switzerland, Germany, and more recently in China. In the last year, we have established a high value, sales agent relationship with Beijing Lucky Star Ltd. (BLS), an industrial chemicals and process plant consulting agency located in Beijing, China. BLS has relationships with many of the major ammonia producing conglomerates in China.

Our Competitive Advantage

The figure below illustrates the performance difference between a QSI-Nano® coated and an uncoated commercial iron catalyst used in the production of ammonia. In sum, a 1.5% coating (by weight) of QSI-Nano® iron catalysts onto existing commercial iron catalysts produces up to a 20% increase in catalyst activity (per QSI in-house lab validation). In addition, our research and development indicates an ammonia plant may alternatively choose to decrease the pressure and heat required for ammonia production, and achieve the same ammonia production (output), saving up to 5% in energy costs along with reducing emissions in doing so.

4 “New Revelations in Ammonia Synthesis,” University of Cambridge Press Release, November 17, 2000 (http://www.cam.ac.uk/news/new-revelations-in-ammonia-synthesis).

5 “Ammonia Production,” Encyclopedia of Earth, March 15, 2012 (http://www.eoearth.org/view/article/170573).

6 “Inventory of U.S. Greenhouse Gas Emissions and Sinks: 1990-2012 – Executive Summary,” U.S. EPA, 2014, (http://www.epa.gov/climatechange/Downloads/ghgemissions/US-GHG-Inventory-2014-Chapter-Executive-Summary.pdf).

7 “Biofuels Production, Improving Diets and Growing Economies in ‘BIC’ Countries Driving Global Demand for Ammonia, New IHS Study Says,” IHS, March 5, 2014 (http://press.ihs.com/press-release/ammonia/biofuels-production-improving-diets-and-growing-economies-bic-countries-drivin).

The TEM image on the left below represents a commercial iron catalyst (uncoated), while the TEM image on the right is the commercial iron catalyst coated with QSI-Nano® iron at a 1.5% loading.

Global Ammonia Market

Ammonia is the building block of the global nitrogen industry. According to a January 9, 2014 research report by Bank of America Merrill Lynch,8 approximately 78% of ammonia is used in fertilizer where it is processed into downstream products like urea or direct-applied. Ammonia is produced in anhydrous form by catalytic reaction between nitrogen and hydrogen from natural gas or coal. The same report states that the demand for ammonia has grown 2% per year since 2000 and is expected to grow 2.5% per year through 2016 due to higher fertilizer demand in Asia and Latin America, where the capacity for ammonia has grown 2.5% per year since 2000 and is expected to maintain that annual rate of growth through 2016. The chart below shows the global ammonia supply and demand in 1,000 metric tons from 1991 to 2016.

8 Research report by Bank of America Merrill Lynch dated January 9, 2014 and entitled, “Move to Neutral from Buy; methanol surge priced in?” (citing Fertecon, Green Markets, FMC, CRU BofA Merrill Lynch Global Research estimates).

Ammonia Global Demand by Region – 2013E

In addition to the foregoing, Fertecon has estimated global ammonia production as follows for the period 2010 thru 2015, where the worldwide production capacity is estimated to increase from 177,230,000 metric tons in 2009/2010 to 310,542,000 metric tons in the foreseeable future. Of this increase, the production capacity in China is estimated to increase from 47,327,000 metric tons in 2009/2010 to 101,326,000 metric tons in the foreseeable future.

Ammonia Production Capacity by Region (in 1000 metric tons)9

Region	2009/10	2010/11	2011/12	2012/13	2013/14	2014/15	2015/16	2016/17	Indefinite
North America	16,425	16,737	17,013	17,603	17,807	17,886	19,146	19,146	26,461
Latin America	11,737	11,737	11,011	11,011	11,442	12,797	13,623	13,634	18,539
Western Europe	12,491	12,391	12,391	12,391	12,391	12,391	12,391	12,391	12,391
Central Europe	8,385	8,385	7,785	7,785	7,785	7,785	7,785	7,785	9,804
Eurasia	26,353	26,223	26,676	26,920	26,920	27,320	28,697	29,093	36,069
Africa	6,966	6,966	7,466	9,168	11,346	11,988	12,748	12,748	21,801
West Asia	15,407	16,496	17,596	17,596	19,827	21,247	21,632	21,632	25,993
South Asia	18,907	20,443	20,443	21,326	22,052	22,778	22,778	22,778	35,800
East Asia	58,534	61,946	68,903	73,762	88,235	95,487	98,005	98,005	119,550
— China	(47,327)	(50,614)	(57,571)	(61,664)	(76,137)	(81,605)	(83,463)	(83,463)	(101,326)
Total Asia	92,848	98,885	106,942	112,684	130,114	139,512	142,415	142,415	181,344
Oceania	2,025	2,025	2,110	2,110	2,259	2,259	2,259	2,259	4,133
World Total	177,230	183,349	191,394	199,672	220,064	231,938	239,064	239,471	310,542

China Ammonia Market

After more than 60 years of development, China’s ammonia industry has the world’s largest capacity and output. Chinese domestic capacity accounts for slightly more than one-third of the global ammonia production. Both capacity and output of ammonia has maintained an ascending trend since the introduction of the Haber-Bosch ammonia synthesis process over 100 years ago.

Ammonia production occurs throughout China. There are an estimated 500 ammonia production enterprises, including ammonia plants, in China. The capacity of these enterprises differs significantly.

9 See, Worldwide Ammonia Capacity Listing by Plant, International Fertilizer Development Center (June 2013).

Chinese ammonia plants are principally coal-fired. The output of coal-based ammonia and natural gas-based ammonia accounts for approximately 76% and 24%, respectively of the total ammonia production in China. Coal-fired ammonia plants typically adopt two processes: fixed bed intermittent gasification with rich oxygen at ambient pressure, and fixed bed continuous gasification with rich oxygen at ambient pressure. Natural gas-based ammonia plants generally use processes imported from other countries. More than 90% of domestic ammonia output in China is consumed within the fertilizer industry.

Chinese ammonia production capacity is estimated to continue expanding over the next several years, with the Chinese domestic supply of ammonia expected to continue to exceed domestic demand. As shown in the table below, the global ammonia capacity in 2013/2104 is approximately 220 million metric tons per annum with China representing just over 76 million metric tons per annum, or almost 35% of the world’s ammonia capacity.

According to “The Chemical Fertilizer Industry in China. A Review and its Outlook (May 2009)”, the China market consists of approximately:

•	29 ammonia plants with an average annual production capacity for synthetic ammonia of 300,000 tons/year per plant;

•	Two medium nitrogen fertilizer enterprises with an average annual production capacity of 60,000 to 180,000 tons of synthetic ammonia and an average annual production capacity of 120,000 tons to 300,000 tons of urea; and

•	More than 500 small nitrogen fertilizer enterprises and most of them produce less than 60,000 tons of synthetic ammonia annually.

In the future, the development of the Chinese domestic ammonia industry is anticipated to focus on large-scale ammonia plants, integration and diversification. Even though 20% of the world’s population is in China, China has only about 7% of the world’s arable land.10 The challenge is, therefore, to ensure adequate availability of food and fertilizer for the world’s most populated country given the limited availability of arable land.

Product Placement Opportunities in China

QSI, alongside with BLS, anticipate forming a joint venture with the Haohua Junhua Group Co. Ltd., or the JH Group, in Zhumadian, China, the eleventh largest Chinese ammonia producer, with the goal of producing the initial commercial validation of QSI-Nano® iron coating on JH Group’s commercial iron catalyst substrate. Pursuant to an executed memorandum of understanding, QSI and JH Group conducted a successful laboratory test in China in the fourth quarter of 2013. This laboratory testing was undertaken with the same equipment and parameters utilized at QSI’s California facility. A commercial validation test is scheduled to be undertaken at one of JH Group’s ammonia plants commencing in December 2014 and continuing for up to six months. Assuming a successful commercial validation result at JH Group in China, a formal joint venture production agreement will be entered into with JH Group, where we anticipate commencing fulfillment for the remaining 10 ammonia plants within JH Group. JH Group currently produces ammonia through the use of 629 metric tons of catalysts in its 10 plants, anticipated to increase to 869 metric tons in the second half of 2015 upon completion of the construction of one of the largest ammonia plants in the world.

10 Modern China: The Promise and Challenge of an Emerging Superpower, World Savvy Monitor, Issue 2, June 2008.

In addition, QSI has entered into a memorandum of understanding with the Luxi Chemical Group Co., Ltd., or LCG, the third largest ammonia production group in China. If the commercial validation with the JH Group is successful, QSI will provide the performance results to LCG and anticipates entering into a joint venture and production agreement with LCG to become QSI’s second commercial partner in the industrial coating of all catalysts used in their ammonia plants. LCG deploys approximately 2,385 metric tons of catalysts in its ammonia plants, which represents a significant opportunity for QSI assuming commercial validation is received from the JH Group. LCG also owns a catalyst manufacturing facility whereby it sells an approximate 523 metric tons per year to third party ammonia plants in China and abroad not operated by LCG. Beyond fulfillment of LCG’s internal requirements, the LCG opportunity also presents QSI with the ability to partner with a key manufacturer of ammonia catalysts for coating and distribution of the finished “turbo-charged” nano-coated product for fulfillment to customers of the LCG catalyst business.

In the fall of 2013, QSI executed a memorandum of understanding with Hubei Yihua Group Limited Liability Company, or Hubei, the largest ammonia producer (as ranked in total group ammonia capacity and production) in China, on terms similar to the memorandum of understanding with LCG. In sum, following a successful commercial validation with the JH Group, it is anticipated that Hubei will partner with QSI to purchase QSI-Nano® iron for coating of the commercial iron catalysts used by them within their ammonia plants.

Ammonia Production & Growth

Demand for fertilizer is escalating worldwide. As discussed, China in particular, as well as India and developing nations around the world, are aggressively increasing their agricultural output of both grains and livestock, and commodity crop prices are at record highs, encouraging farmers to fertilize heavily in search of higher yields. As fertilizer demand grows, supply is ramping up to meet it, and China and the U.S. are poised to capture some of that growth—in the case of the U.S., it has benefited from the rapid expansion of the nation’s natural gas sector over the past four years given historically low prices.

But unlike many of the industries capitalizing on the low price of natural gas, ammonia producers outside of China do not typically use it as a fuel source. They use it as an ingredient—a source of abundant, accessible hydrogen. Ammonia production is, relatively speaking, fairly simple. The inputs are nitrogen, hydrogen and energy used to stimulate a reaction understood by first year chemistry students:

N2 + 3H2 => 2NH3

The nitrogen used in the process is taken from the air, but hydrogen sources vary depending on when and where ammonia production is happening. When ammonia plants first came online in the 1940s, most used water as their source of hydrogen; energy-intensive electrolysis decoupled the hydrogen and oxygen. By adding a catalyst, pressure and air, then a cooling phase, you can generate hydrogen with some oxygen. However, electrolysis is an expensive proposition, and ammonia plants today have a far cheaper source of hydrogen: hydrocarbons.

According to Scientific American, no ammonia plants have broken ground in the U.S. in more than 20 years.11 But in the next three to five years, that will be changing. Today, there are as many as 14 new ammonia plants proposed in the U.S., with nearly 12 million tons of new capacity and $10 billion of expected investment. Several older plants are also being recommissioned and upgraded. Oklahoma, Louisiana, Iowa, North Dakota, Texas and Indiana are among the planned or proposed sites. This boom, driven by low natural gas prices, the main ingredient in ammonia production, will drive a corresponding surge in the industry’s already substantial carbon footprint.

11 “Fertilizer Plants Spring Up to Take Advantage of U.S.’s Cheap Natural Gas,” Scientific American, April 25, 2013 (http://www.scientificamerican.com/article/fertilizer-plants-grow-thanks-to-cheap-natural-gas).

Ammonia’s Greenhouse Impact

In 2011, U.S. ammonia-producing facilities released 25 million tons of greenhouse gases (nearly all of it CO2)—just under 14% of the chemical-manufacturing sector’s total carbon footprint (and about 0.1% of total U.S. emissions).12 Globally, ammonia production represents as much as 3% to 5% of carbon emissions, according to industry sources.13 These figures do not take into account the supply chain of natural gas production, energy-related emissions in the production process, fertilizer application (and misapplication) or industrial use of urea and other ammonia products.

This larger footprint is a concern, particularly as the industry expands. Glen Buckley, an industry consultant at NPK Fertilizer Advisory Services (and former chief economist at U.S. fertilizer giant CF Industries), estimates that only about six million tons of the proposed U.S. capacity will actually get funding and get built—still, that’s a more than 50% increase in total ammonia capacity nationwide.

Metal-Air Batteries

Our battery technology consists of a high performance gas diffusion air electrode or cathode (i.e., the “engine inside” the battery) originally developed by QSI for Energizer and powered by high performance QSI-Nano® manganese catalyst material. In the past year, we have increased the manufacturing capacity of our battery electrode line to produce several hundred feet of our high rate air cathode material per shift. Today, we continue to build and deliver low volume demonstration prototype systems, for field use and evaluation purposes, to multiple government agencies including U.S. Forest Service and Department of Homeland Security, among others. Their valuable insights and feedback have been and will continue to be critical over the next several months for the final product design, functionality, shelf life, and overall power and performance requirements. By the end of the first quarter of 2015 we anticipate outsourcing zinc-air battery cell and system manufacturing and partner with key distributors in order to commercialize, in the second quarter of 2015, a portable power system (with a disposable, replaceable cartridge) based on metal-air battery technology that we have developed over the last several years.

12 Ibid.

13 Ibid.

Our initial form factor is the MetAir® Ranger Portable Power System (PPS) (see image above), a ~2.5kWh battery that is roughly half the weight of a single deep cycle lead acid battery, yet provides about ten times the equivalent specific energy (energy per kilogram mass) – a high energy-to-weight ratio. We believe the MetAir® Ranger PPS delivers the highest energy density of any commercially available disposable battery, at the lowest cost per kilowatt hour (by weight and volume). The MetAir® Ranger consists of 36 MetAir cells and will be priced at $399-499 per unit with a $299 replaceable power cartridge (pricing will vary depending upon volume). It will be followed by the MetAir® Solstice, later in 2015, consisting of four zinc-air battery cells and priced at $99-$119, with the replacement cartridge anticipated to be priced at $29-39. Prototype MetAir® Solstice systems will be available for demonstration and field trial in late 2014.

Through our metal-air battery technology, we propose to generate revenues four ways: (1) sale of Ranger and Solstice form factors (i.e., the complete portable power system via an outsourced manufacturing partner to be determined); (2) sale of replacement/disposable cartridges (via an outsourced manufacturing partner TBD); (3) sale of battery electrodes/cathode (the active layer or “engine inside”) to third parties who will incorporate our technology into their own battery systems (manufactured in-house at QSI); and (4) sale of individual battery cells for a variety of third party applications (via outsourced manufacturing partner to be determined).

MetAir® Ranger Portable Power. MetAir® Ranger is a lightweight “plug and play” box of portable energy using modular, replaceable power cartridges built using our proprietary prismatic shape zinc-air battery cells. The MetAir® Ranger PPS is a “primary” (non-rechargeable) power source; however, the power cartridge can be conveniently used, discarded, and replaced much like replacing the blade on a razor.

The MetAir® Ranger PPS has options for an integrated 100 watt/ 110 volt AC inverter, which provides an AC outlet and multiple USB charging ports. The AC inverter converts 12 volts of DC output from the MetAir® Power Cartridge into a convenient source of on-demand power. This system is a mini portable power plant capable of charging or powering emergency communications equipment and a myriad of portable, rechargeable consumer electronic devices such as cellular and satellite phones, radios, laptops, tablets, games, cameras, lights, oscillating fans, small refrigerators and low wattage TVs. Additionally, the modular electronics portion of the MetAir® Ranger PPS can be configured to meet a variety of customer needs including 220/240 volt AC power for European and Asian markets.

Independent tests have shown that the MetAir® Ranger PPS surpasses the emergency preparedness industry’s 72-hour benchmark, achieving a best-in-class 192 hours – over 8 days – of instantly accessible portable power for emergency communications equipment, based on actual field use and duty cycle testing that simulates standard ham radio equipment power needs.14

In addition, a pressing need for emergency communications equipment, widespread consumer use of portable, rechargeable electronic devices – smartphones, laptops, tablets, video cameras, games, and more – has created unprecedented growth in portable power demand. Prevalent technology available in today’s lithium ion, nickel metal hydride, and lead acid rechargeable batteries lacks the capacity to adequately address this vast need for on-demand portable power.

14 Validation tests by Tracy Lenocker (call sign WA6ERA), Mountain Division Chief, Office of Emergency Services, San Bernardino County Fire Department, incorporated both field testing and lab equipment running simulated duty cycle tests representing standard emergency communication uses.

MetAir® Cells and Power Cartridges. Inside the MetAir® Ranger PPS, primary (non-rechargeable) cells are assembled into a replaceable power cartridge. Multi-cell stacks of prismatic shaped zinc-air batteries comprise the “engine” powering the Ranger Portable Power System. These modular cells can be combined and connected in series or parallel, depending on voltage, capacity, and current requirements. Once discharged (completely utilized), the MetAir® Power Cartridge is replaceable and can be disposed of in the normal waste stream. The MetAir® Ranger can provide up to 205 amp hours (Ah) of stored capacity and a total energy output of up to 2.5 kilowatt hours (kWh) or 2,500 watt hours (Wh) in a compact 20-pound replaceable power cartridge.15

Target Markets. The MetAir® Ranger PPS delivers outstanding performance improvements for multiple applications within the $50 billion portable power market. The MetAir® Ranger PPS is the newest high-performance, low-cost, long-lasting, disposable zinc-air battery available. This system offers safe, lightweight, low-maintenance and non-polluting power for mission critical, emergency and recreational uses. It is also DOT-approved for air travel under special provision A123 for dry cells.

Until now, traditional back-up or off-grid power solutions for emergency response, tactical military operations, or power outages included rechargeable batteries, gas diesel generators or solar. These solutions are expensive, heavy, toxic, combustible, and require constant recharging with electricity or liquid fuel. Relying on combustible fuels, or solar- or wind-generated power in an “off-grid”, emergency power outage or military situation, can be dangerous, unpredictable, and inefficient.

MetAir® Ranger PPS is lightweight, safe, and reliable for emergency back-up power needs – day or night – when gas generators, solar, or wind energy sources are not available for recharging batteries. The low-cost, replaceable MetAir® Power Cartridge is designed for quick and easy replacement in emergency situations, offering convenience, safety, security, and peace of mind.

Designed for emergency or off-grid power needs, when traditional sources of electrical power may be unavailable, the MetAir® Ranger PPS is easily scalable and can be configured to provide portable power for various types of uses including:

•	Powering first responder radio / communications equipment in disaster zones;

•	Emergency preparedness kits for home, school, business, and municipal power outages;

•	Powering or recharging portable electronic devices while camping, boating, fishing or hunting;

•	Tactical military applications; and

•	Back-up power for any other off-grid scenario.

Key Safety and Performance Benefits.

•	Reliable – In an emergency or off-grid situation, nothing is more important than knowing you can count on your back-up power source. The MetAir® Ranger PPS is available immediately, with no delay in recharging from an alternative power source, as with solar cells, and no hazard and inconvenience of refuelling, as with gas diesel generators.

15 205 amp hour (Ah) capacity at C-30 rate.

•	Long-Lasting Power - The MetAir® Ranger PPS received independent third party first responder validation that it surpasses the emergency preparedness industry’s 72-hour benchmark. The system achieved an unprecedented 192 hours – over 8 days – of instantly accessible emergency power based actual field use and standard use duty cycle testing.

•	1-Year Target Shelf Life Ensures Readiness – Zinc-air primary batteries are typically known for offering a long, stable shelf life, in some cases up to five years. The first generation MetAir® Battery Systems / Replaceable Power Cartridges have a one year target shelf life (before initial use, sealed in the original airtight packaging). We anticipate achieving the target shelf life prior to commercial release. Typically, zinc-air batteries have a very low self-discharge rate, in most cases less than 5% per year (when un-activated/sealed in original packaging). Once activated (exposed to air), the MetAir battery should be completely utilized within the first two months. Rechargeable batteries, such as lead acid, suffer from very high self-discharge rates that decrease shelf life dramatically, usually lasting only 90 days on the shelf after a complete charge. Lead acid batteries also suffer from a permanent capacity loss over time and must be maintained (re-charged) every three months to ensure a full state of charge for operational readiness.

•	No Charging Required – Traditional back-up power solutions for emergency response, tactical military operations, or power outages must be constantly recharged using solar panels or liquid fuels for gas generators. Relying on combustible fuels, or solar- or wind-generated power in an off-grid situation can be dangerous, unpredictable, and inefficient. During critical times, fuel may not be available for gas diesel generators, and the sun and wind may not be available to charge traditional lead acid batteries with solar panels or wind turbines. The MetAir® Ranger PPS is maintenance free and requires no external energy sources to stay charged.

•	Portable and Lightweight – At 20 lbs. for the cartridge, the MetAir® Ranger PPS is fully-equipped as a self-contained “plug and play” portable power source designed to run or charge emergency communications equipment and portable electronic devices off the grid. It offers the highest energy-to-weight ratio of any commercially available primary disposable or rechargeable battery.

•	Low Cost per Kilowatt Hour – MetAir® Power Cartridges yield specific energy up to 300 Wh/Kg and will be priced at $499 per unit (on a retail basis) for 2,500 watt hours. The 20 lb. replaceable power cartridge will be priced at $299 per unit (on a retail basis). MetAir® Ranger PPS delivers on-demand portable power at a fraction of the cost and weight (i.e., $120/kWh) of traditional portable rechargeable batteries.

•	Safe and Non-combustible – Lead-acid batteries contain large amounts of lead and sulphuric acid, a highly corrosive and poisonous liquid that can cause severe chemical burns. MetAir® cells contain zinc, a non-combustible, non-toxic, non-polluting material. When a lead-acid battery is charged, hydrogen and oxygen gases are formed, which can cause it to explode.[16] Lithium-ion batteries can rupture, ignite, or explode when punctured or exposed to high temperature. In the event of a fire, lithium-ion powered devices may emit dense irritating smoke.[17] Lithium batteries have been implicated in at least two fatal cargo plane crashes since 2006.[18] Because the MetAir® zinc batteries contain no added mercury, cadmium, lead or lithium, they are generally considered safe for disposal in the normal waste stream with no special hazardous waste handling required. MetAir® cells also contain no liquids or fuels, making them safe for transport via air, land and sea.

16 http://www.ehow.com/info_8139940_dangers-lead-acid-batteries.html

17 Electrochem Commercial Power (9 September 2006). “Safety and handling guidelines for Electrochem Lithium Batteries”(PDF). http://marine.rutgers.edu. Rutgers University. Retrieved 21 May 2009.

18 http://www.fastcompany.com/1836973/postal-service-usps-bans-lithium-batteries-ipad-kindle-iphone-smartphone-laptop

•	Clean-Portable Power – The primary fuel source material in the anode of the MetAir® cells is zinc. The high purity zinc metal powder we utilize is safe, non-toxic, non-combustible, and environmentally friendly - delivering clean portable power in the MetAir® cells.

•	High Energy-to-Weight Ratio – The MetAir® Ranger PPS is about the size of a single deep cycle (heavy duty) lead acid marine battery, yet it weighs roughly half as much and provides about 10 times the specific energy.

•	Versatile - The MetAir® Ranger PPS can be configured to provide off-grid or emergency back-up power for all types of portable, rechargeable, consumer electronic devices. Accessories include a 100 watt AC power inverter, multiple USB charging ports, and emergency LED lights.

Overview of Zinc-Air Batteries. Based on low cost, reliable, century-old zinc-air battery chemistry and our state-of-the-art nano technology, the unique MetAir® Ranger PPS offers high energy densities that are extremely safe and relatively inexpensive to produce. We have several patents issued and applications pending covering key aspects of our technology.

Unlike other common battery chemistries (such as lithium-ion, nickel metal hydride and lead acid), zinc-air batteries are electro-chemical batteries powered by exposing zinc metal to oxygen from the air to generate an electrical current. The user literally pulls a tab to break the hermetically sealed packaging, thereby activating airflow into the battery cartridge and generating an electrical current. Once activated, the oxygen from the air slowly turns the zinc into zinc-oxide. When an activated battery has been fully utilized, it is generally considered safe for disposal in the normal waste stream. This technology is similar to the hundreds of millions of small zinc-air button cell batteries consumed annually around the world in hearing aids and other small electronic devices.

How Zinc-Air Batteries Work. Batteries of all types have two main components, anodes and cathodes, along with other key ingredients such as an active catalyst and electrolyte to connect and activate them. For zinc-air battery operation, the fuel for the cathode is simply oxygen from the air we breathe and the fuel for the anode is zinc metal powder. Inside the battery, a mass of zinc particles form a porous anode that is saturated with an electrolyte to make it electrically conductive. Oxygen causes a reaction that forms hydroxyl ions, which in turn forms zincate, thereby releasing electrons to travel through an external load back to the cathode. Our patented nanotechnology production processes create the high surface area advanced catalysts that facilitate this electrochemical reaction with greater efficiencies, resulting in higher energy densities and power densities within the zinc-air battery.

Unlike a conventional battery that contains both cathode and anode material, oxygen from the atmosphere is one of the zinc-air battery reactants and is not packaged within the battery. Therefore, a cell can contain more zinc fuel in the anode to provide more capacity, or run time, than a conventional battery. As a result, the MetAir® Ranger PPS has higher energy capacity-to-volume and weight ratio than any other commercially available conventional battery.

Validation and Target Applications.

First Responder Need and Validation: According to the Public Safety and Homeland Security Bureau, disaster preparedness and recovery planning is designed to reduce the disruption of essential services when an emergency situation occurs. Emergency communications planning is a key component of any disaster plan.19 In an emergency, phones, gas, water, and electrical services may be unavailable for an extended period. Experts suggest being prepared for at least 72 hours (three full days) should a disaster occur. As a result, emergency responders, utilities and crisis management professionals need reliable tools to ensure on-going communication capabilities for at least 72 hours following an event. The MetAir® Ranger PPS has exceeded that threshold, delivering up to 192 hours of continuous, clean, quiet, safe, reliable, off-grid or emergency back-up power on a duty-cycle basis.

Field Test Validation: From Tracy Lenocker, WA6ERA, Mountain Division Chief, Office of Emergency Services, San Bernardino County Fire Department:

“In our field tests, QSI’s portable zinc-air power system far exceeded our performance expectations. For mission critical applications using amateur and commercial radios we need to have at least 72 hours of off-grid battery run-time. Testing during actual events and simulated duty cycle tests showed that the MetAir® Ranger battery life exceeded the 72-hour requirement by 120 hours, that’s 192 hours of duty cycle run time or over 8 days of reliable on-demand portable energy. With a target shelf life of one-year that guarantees readiness in emergency situations, this reliable back-up power source helps alleviate worries associated with the need for constant re-charging of traditional secondary batteries.”

Tactical Military Operations: MetAir® cells can be assembled into a custom lightweight wearable power pack and can help reduce soldier-worn battery weight by up to 30%, reducing the logistical burden while providing enhanced power access, safety, mobility, and reliability during 72+ hour tactical operations.

Emergency / First Responder Market: According to FEMA, major disaster declarations in the U.S. have grown 475% since 1953.20 In 2013, there were 3,236 reported power outages across the U.S., affecting 14 million people and leading to costly service interruptions.21 In 2012 alone, 65 power outages each affected over 50,000 people.22 On average, 6543 people were affected for over three hours per outage in 2013.23 In October 2012, more than 8 million Americans went without power for up to two weeks due to northeast super storm, Hurricane Sandy.24

19 “Emergency Planning: First Responders,” Federal Communications Commission, Public Safety & Homeland Security Bureau, Emergency Information, Guidelines (http://transition.fcc.gov/pshs/emergency-information/guidelines/first-responders.html).

20 Disaster Declarations by Year, Federal Emergency Management Agency (http://www.fema.gov/disasters/grid/year).

21 “Eaton’s Blackout Tracker Annual Report Shows 14 Million People Affected by Power Outages in 2013,” Eaton, News Release, March 31, 2014.

22 “Blackout Tracker Shows 25 Million People Affected by Power Outages in 2012,” Eaton, News Release, March 6, 2013.

23 “Eaton’s Blackout Tracker Annual Report Shows 14 Million People Affected by Power Outages in 2013,” Eaton, News Release, March 31, 2014.

24 http://www.huffingtonpost.com/2012/11/05/hurricane-sandy-rhode-island-connecticut_n_2080205.html. Huffington Post. Article accessed 2 April 2014.

Hurricane Sandy was not an anomaly. Neither were the Derecho storms in the mid-Atlantic or wildfires that ravaged the western U.S. in 2012. There were 11 weather disasters in the U.S. in 2012 that cost at least $1 billion, ranking second only to the number of billion-dollar storms in 2011, according to a paper from the White House, Economic Benefits of Increasing Electric Grid Resilience to Weather Outages. By assessing the value of electricity service to homes and businesses, the study found the average cost for weather-related outages has ranged from $18 billion to $33 billion annually in the last decade.

Emergency communications rank as a top priority for contingency planning. For businesses, schools, government agencies, homes, and communities alike, a communications failure can be a disaster in itself.

Communications are needed to report emergencies, to warn about dangers, to keep citizens informed about developments and coordinate response actions. The Centers for Disease Control and Prevention (CDC) lists batteries and access to battery-powered radios as top priorities for emergency preparedness kits.

Time is of the essence in emergency response situations, so reliable and immediately accessible back-up power is critical. The Department of Homeland Security’s Office of Emergency Communications (OEC) developed the National Emergency Communications Plan (NECP) as the nation’s first strategic plan for emergency communications guidance, setting goals for emergency response situations. 75% of all Urban Areas Security Initiative (UASI) jurisdictions must be able to demonstrate response-level emergency communications within three hours of a significant event as outlined in national planning scenarios.25

Outdoor Sports and Recreation: Outdoor sports and recreational enthusiasts can use MetAir® Ranger PPS for off-grid power during camping, fishing, hunting, or hiking trips, or endurance sporting events, such as off-road rallies that span several days in remote areas. Each application will benefit from the convenience of constant, reliable, safe, lightweight, on-demand, portable electric power. Additionally, the MetAir® Ranger PPS has multiple uses in the marine industry for recreational boaters. For small craft with electric motors, the MetAir® Ranger PPS can be a reserve battery in the event the lead acid battery becomes fully discharged and the craft still needs power to return to shore. Another application is powering ancillary lights, radios, navigation devices, and desalination systems on powerboats or sailboats when power is not available from the engine, generator, solar, or main battery bank.

Integration with Existing Technologies: Several technologies addressing the ever growing back-up power market including solar panels and gas generators currently exist. However, these technologies are not true on-demand power. Often times, there are logistical issues with transporting the heavy, bulky solar panels and equipment, and fuel to areas where it is needed. In addition, there are times when fuel is not available and, in the case of solar, the sun is not always shining. The MetAir® Ranger PPS offers augmentation to existing backup power infrastructure by providing a solution that is more easily and quickly deployed and more robust and reliable for immediate and short-term emergency power applications.

25 “National Emergency Communications Plan (NECP) Goals,” Department of Homeland Security (http://www.dhs.gov/files/publications/gc_1281645820543.shtm).

Sales, Marketing & Distribution. We anticipate marketing, selling and distributing our metal-air battery products in the following ways through an existing third party battery manufacturer and, in certain instances, on our own:

•	Direct-to-consumer website;

•	Local, county, state and federal first responder/emergency & other agencies;

•	Large distributors of portable consumer electronics and peripherals;

•	Existing battery companies looking to extend product lines and/or recharge their rechargeable devices with MetAir® technology;

•	U.S. Military; and

•	Geographical distributors around the globe with strong emergency/first responder ties.

Raw Materials; Principal Suppliers

We engage a number of suppliers for our equipment and for our bulk raw materials and gases. In the manufacture of our nanocatalysts, we use a range of equipment from a number of suppliers in order to assemble our proprietary reactors. As for the bulk raw materials and gases used in our nanocatalyst manufacturing process, we contract with a number of companies and make our purchase decisions based on the prevailing market prices for such bulk raw materials and gases. We periodically audit these suppliers to ensure the quality of the bulk raw materials and gases provided. As for the form factor and packaging materials for our metal-air batteries, we use a variety of contract manufacturers located in the United States and abroad and continuously assess the quality of the materials manufactured on our behalf. We have not entered into any long-term supply agreements for any of our equipment and our bulk raw materials and gases.

Competition and Differentiation

Our value discipline combines safety, quality, price, service and an approach to doing business that customers reward with loyalty and appreciation. This value discipline is designed to create a two-way street of value and profitability between QSI and our customers. Our strategy is built on three central tenets:

•	Increasing revenue growth by improving market focus;

•	Enhancing profitability through process development and the efficient use of assets; and

•	Creating and enhancing customer value through continued innovation.

Our nanocatalyst manufacturing process is capable of delivering high surface area nanocatalysts to a wide array of industries. Specifically, our advanced materials and integrated catalytic solutions empower the metal-air battery and chemical synthesis industries sectors with the potential to transform and revolutionize their respective product offerings. We believe that our proprietary manufacturing technology offers measurable improvement over existing manufacturing processes and has the potential to transform nanoscale catalysts applications from costly, inefficient processes to feasible, dynamic, and profitable assets.

We believe that our state-of-the-art technology will compete based on its:

•	Industry-low manufacturing costs;

•	Highly scalable, fully automated manufacturing process;

•	Consistent particle size distribution;

•	Low levels of agglomeration and impurities;

•	Highly uniform dispersion; and

•	Environmentally friendly process.

In terms of the catalyst market, we will face potential worldwide competition from advanced materials and chemical companies, and suppliers of traditional materials. The actual or potential competitors are larger, more established and more diversified than we are. Although we are focusing on specific market segments and opportunities where our nanocatalysts have demonstrated increased efficiencies and performance, we will compete against lower priced traditional materials for certain customer applications. In some product or process applications, the benefits of using nanomaterials may not be viewed as justifying a process change or outweigh the additional costs of such a process change.

In terms of the battery market, we will be competing with traditional battery manufacturers, start-up companies and joint ventures between one or more of these parties. In addition, we will be competing with an established battery market based on lead-acid, nickel-cadmium, nickel metal hydride and lithium-ion technologies. Although our metal-air batteries are proprietary, we will need to displace existing battery technologies in order to successfully establish our products.

Many of our competitors have greater market presence, longer operating histories, stronger name recognition, larger customer bases and significantly greater financial, technical, sales and marketing, research and development, manufacturing and other resources than we have. In addition, the number of start-up and development-stage companies involved in nanomaterials continues to grow on a global basis, posing increasing competitive risks. Although a number of these companies are associated with university or national laboratories and may be engaged primarily in funded research rather than commercial production, they may represent competitive risks in the future. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or develop alternatives to our nanocatalysts or our manufacturing process, our ability to compete effectively will be adversely affected. We anticipate that foreign competition will play a greater role in the nanomaterials arena in the future.

Research and Development

We maintain a disciplined approached to planning, tracking and conducting our research and development projects. Research and development ideas present themselves from both internal and external sources.

As depicted below, our science team meets frequently for brainstorming activities and maintains a master list of potential research and development ideas. In addition, our board of directors receives periodic briefings on all major research and development efforts and proposed initiatives.

To leverage our research and development capabilities, we have previously entered into and continue to discuss establishing research and development agreements with strategic parties in the chemical manufacturing industry and the battery industry.

Intellectual Property

Since our inception, our strategy has been to invest heavily in intellectual property protection and to build a strong IP portfolio around core nanocatalysts manufacturing, process integration technologies, as well as targeted end-use applications where our solutions add significant value and breakthrough results. This is done in such a way as to maximize the potential for prevailing in litigation and inhibiting competition from choosing to litigate. The QSI team includes an expert patent litigator with 20+ years of industry experience who has prevailed in multiple high profile patent cases, both in the U.S. and abroad. QSI maintains a patented production process and, as of September 15, 2014, has nine issued patents and three pending patent applications related to the manufacturing process and various end-use applications before the United States Patent and Trademark Office. In addition, we have three registered trademarks.

The patent for QSI’s platform gas phase condensation process was awarded on October 16, 2007, and includes broad claims on the manufacturing system that produces advanced metals and catalysts at the nano-scale. Additional patent applications have been filed covering QSI-Nano® catalysts in raw metal powder form, QSI-Nano® catalysts dispersed into custom liquid solutions / ink formulations used for coating various monolithic structures and membrane structures, QSI-Nano® catalysts integrated into physical electrode assemblies for other energy storage (battery) components, and QSI-Nano® iron catalysts used in the ammonia synthesis production process.

QSI’s patent portfolio protects the following principal areas:

•	Advanced catalyst manufacturing;

•	Thermo-catalysis (highly efficient chemical production); and

•	Electro-catalysis (advanced metal-air battery electrodes, cells, portable power systems).

Development results are formally vetted through a short list of criteria for assessing whether to seek to protect a “development” via a patent or whether to preserve it as a trade secret. This vetting process has produced a more efficient use of the capital QSI has allocated for its IP portfolio. Generally, if the development rests upon a methodology that is not likely to be either easily reverse engineered or invented independently by a competitor, then QSI elects to protect such methodology as a trade secret and preserve it with appropriate confidentiality procedures. QSI has relied on such confidentiality procedures for our software and algorithms that are associated with our nano-catalyst manufacturing process.

To the extent that the development has commercial value to QSI – either because it reflects a viable product in the future for QSI to manufacture and sell, or it reflects technology likely to be adopted by a competitor - then it is worthwhile to consider seeking patent protection. QSI believes that even in those cases where QSI is not going to market a product, it is wise to protect an invention that a competitor is likely to adopt. Thus far, this approach has resulted in nine high-value patents issued and three patent applications pending.

Depending upon the timeline for developing the technology at issue, or how well the development concept has been crystallized, it may be appropriate to simply file a provisional patent application rather than a non-provisional application. In the case where it is still early in development or concept, QSI will typically file what is essentially a white paper as a provisional application, which does not get examined, but secures an early priority date of invention. Where the technology at issue is fairly advanced in development, or the concept is sufficiently crystallized to know the full scope of the advantages over the prior art, QSI will typically file a non-provisional patent application. At that point, QSI develops a claim strategy that focuses on (1) highlighting the “gee whiz” that reflects the solution to the problem addressed while distinguishing the closest known prior art, and (2) addressing who the potential infringers might be (e.g., manufacturers, OEMs, distributors, customers, users, etc.). This claim strategy also takes into account the regions in which QSI intends to file for patent protection. All claims are formulated with an eye toward broad protection and litigation strategy. Active assessments are made as to how to prevail in cases in which QSI could choose to threaten potential infringers as well as to inhibit others from potentially challenging QSI.

Government Regulation

We are subject to federal, state and local laws and regulations applicable to businesses generally. Before we commercially introduce our products into certain markets, we may be required, or may voluntarily determine to obtain approval of our materials and/or products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in those markets. Due to the continuous changes in the regulatory landscape, we cannot assure investors that federal, state or local laws, rules or regulations will not be amended or adopted in the future that could make compliance much more difficult or expensive.

For our metal-air battery products, we operate in an industry that is generally subject to national, state, local and foreign regulations that impose various environmental requirements on the transportation, importability, storage, use and disposal of certain batteries and certain chemicals used in the manufacture of certain batteries and energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations and are not subject to the same level of regulation as manufacturers of lithium, cadmium, mercury or lead-based batteries, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future obligations. Moreover, national, state, local and foreign governments may enact additional restrictions relating to the transportation, importability, storage, use and disposal of certain batteries used by our customers that could adversely affect the demand for our products. That being said, our strategy is to outsource the production of our battery cells to allow us the flexibility to intelligently select manufacturing locations that make sense from a cost and regulation perspective. Notwithstanding the foregoing, there can be no assurance that additional or modified regulations relating to the transportation, importability, storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed.

The chemicals sector is governed by a variety of local, county, state, national and foreign rules and regulations. We are anticipating selling our nano-iron catalysts to ammonia plant operators for purposes of coating existing commercial iron catalysts to increase ammonia production yield and/or decrease energy consumption at these ammonia plants. Our ammonia plant customers will continue to handle all compliance with such laws, rules and regulations in their respective countries. With respect to the manufacture of the nano-iron catalysts, we have taken significant best practice measures in close coordination with various environmental agencies and advocate groups in relation to the manufacture and transport of catalysts. Despite the foregoing, there can be no assurance that additional or modified regulations relating to tariffs, as well as the transportation, importability, storage, use and disposal of nanomaterials, particularly nano-iron, will not be imposed by the U.S. or the countries into which our nano-iron catalysts may be shipped in the future.

Environmental, Health and Safety Policy

It is our environmental, health and safety, or EH&S, policy to ensure that our business practices continuously enhance the safety and health of all team members, the communities we operate in, and the environment. As a responsible corporate citizen, we observe strict compliance with all applicable laws, regulations, and responsible practices. In addition, we maintain an open partnership approach with regulatory agencies to develop guidance, regulations, and best practices for safely working with nanomaterials. We have a “Vision of Zero” – zero incidents, zero injuries and illnesses, zero accidents and zero environmental harm. Our EH&S policy is guided by our safety values of:

Leadership. We take an active leadership role in understanding and managing potential risks and hazards arising from working with nanomaterials. Our management provides the vision, the driving force, and resources needed to involve all employees in establishing a safe and healthy workplace environment.

Knowledge. As nanomaterials pose new challenges to understanding, predicting, and managing potential hazards and risks, we conduct periodic worksite analyses that study all working conditions to identify, prevent, and eliminate existing or potential hazards. The results of these studies are shared with all employees under a comprehensive EH&S training program as well as posted in product Material Safety Data Sheets (“MSDS”). We have also participated in various government-funded university research studies dealing with environmental safety and handling concerns. In addition, pertinent data is made available to customers, partners, industry groups, regulatory agencies, universities and community first responders.

Prevention. To prevent any harmful impact to the safety and health of the employees, the community, and the environment, we employ established safety systems in our operations, including, without limitation, administrative and engineering controls, personal protective equipment, safe work practices, preventive maintenance, and emergency preparedness programs.

Sustainability. We actively work to conserve resources and minimize or eliminate adverse EH&S effects and risks that may be associated with our products, services and operations. In addition, we will strive towards a “green supply chain” by the choice of suppliers, materials, services, and process and plant designs to ensure sustainability of operations and lifecycle product stewardship.

Continuous Improvement. We manages our business and operations with the goal of continuously upgrading our understanding of the EH&S impact of nanomaterials and systematically adapting our mode of operations to reach and maintain our policy of “Vision of Zero.”

Employees

As of September 15, 2014, we have 24 employees and 2 independent contractors. None of our employees are represented under a collective bargaining agreement.

Properties

We lease our principal offices located at 2905 Tech Center Dr., Santa Ana, California, consisting of 7,357 square feet of offices, laboratory and manufacturing space. Effective March 1, 2014, we entered into a new lease of our current facilities for a period of three years and concluding on February 28, 2017. We are not required to pay any rent during the first two months of the new lease, March 2014 and April 2014. Thereafter, the lease rate for the period May 1, 2014 through February 28, 2015 is $8,093 per month. The lease rate for the period March 1, 2015 through February 29, 2016 is $8,336 per month. The lease rate for the period March 1, 2016 through February 28, 2017 is $8,586 per month.

Item 1A. Risk Factors

The investment in our common stock involves a number of significant risks. You should consider carefully the following information about these risks before investing in our common stock. If any of the following risk events actually occur, the business, our results of operations, and our financial condition would likely suffer, and investors could lose part or all of their investment. It is impossible to accurately predict the results to investors, as we have no operating history as a public company. Prior to purchasing any of our common stock, you should carefully consider the following risks.

Risks Related to Our Business

We have a limited operating history and have experienced operating losses since our inception and may incur additional operating losses in the future. If we fail to generate significant revenue from the sale of our products, we may be unable to continue operations.

From inception through June 30, 2014, we have generated losses in excess of $36.8 million on revenues of approximately $2.1 million. As we have not yet generated substantive revenues, we will not be profitable until we establish a significant customer base and realize several million dollars in annual revenues. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business. Our continued operations are dependent upon our ability to generate revenues from operations and obtain further financing. If we are unable to generate sufficient revenues and obtain sufficient financing, our current business plans could fail and we may be forced to close our business.

Our capitalization is limited and we may need additional funds to sustain our operations. If we are unable to raise additional capital, as needed, the future growth of our business and operations could be severely limited.

A limiting factor on our growth, including our ability to penetrate new markets such as the battery and chemicals sectors, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the industry. Our currently available capital resources are limited, and are only adequate to fund our operations and business objectives until the end of January of 2015 assuming no revenues are realized from our current business plan, no equity financing is procured, and no exercise of derivative securities (i.e., expiring options with a low exercise price per share) occurs. We will require additional financing in the form of debt or equity securities, or a combination thereof, and we are presently working with multiple interested prospective and existing investors in this regard. If additional financing is not procured, we may not achieve our revenue and profit objectives and may be forced to cease some or all of our operations. There can be no assurance that future debt or equity financing will be available to us on a timely basis, on acceptable terms, or at all. If we are unable to raise additional funds on acceptable terms, our business operations and business prospects may be adversely affected.

We have not generated significant revenue and may never be profitable.

Our ability to generate significant revenue and achieve profitability depends on our ability to successfully commercialize our MetAir® products and to complete the commercial validation of our nanocatalysts in chemical production. We do not anticipate generating measurable revenues from sales of our MetAir® products and from our nanocatalysts in chemical production until calendar Q2 of 2015 at the earliest. Our ability to generate future revenues from product sales depends heavily on our success:

•	With respect to our chemical applications, successful completion of commercial validation testing with the JH Group, as well as the receipt of firm purchase orders; and

•	With respect to our battery business, completion of one-year shelf life development, selection of a third party battery manufacturing entity, and receipt of firm purchase orders.

Because of the numerous risks and uncertainties associated with our product development and commercial validation, we are unable to predict the timing or amount of increased expenses, and when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate significant revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations.

We have not generated gross profit and may never generate gross profit.

Our ability to generate gross profit depends on our ability to achieve significant revenue to cover our fixed costs of goods sold and our variable costs of goods sold related to materials production. We do not anticipate generating gross profit until the second half of calendar 2015 at the earliest, and if at all, as we do not anticipate generating significant revenue until calendar Q2 2015 at the earliest. If we do not generate significant revenues, we may need to obtain additional funding to continue our operations.

We are dependent on our key personnel to operate our business, which could adversely affect our ability to operate if we are unable to retain or replace these persons. We may also require additional personnel, however, there can be no assurance that we will be able to hire or retain qualified personnel.

Our future performance will be substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly, Kevin D. Maloney, our Chief Executive Officer and President, Dr. Douglas Carpenter, our co-founder and Chief Technology Officer, and S.K. Park, our Vice President, Battery Manufacturing, among others. Our performance also depends on our ability to attract, retain and motivate other officers and key employees. The loss of the services of Messrs. Maloney, Carpenter, or Park, or any other key personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success will also depend upon our ability to recruit and retain additional qualified personnel.

There can be no assurance that sales, if any, of our metal-air battery products and nanocatalysts for use in the chemicals sector will result in profitability.

We have developed and patented a process to manufacture a variety of nanocatalysts, and have used these nanocatalysts to create metal-air battery products, that we anticipate introducing commercially in the second quarter of 2015, and to augment chemical production that we anticipate commencing a commercial validation test in the second half of 2014. However, there is no guarantee that the sales of metal-air battery products and use of nanocatalysts in chemicals applications will result in profitability or long-term viability. Our future success is a function of demand for our metal-air battery products and use of our nanocatalysts in the chemicals sector. There are no guarantees that large-scale commercial adoption of the metal-air battery products or use of one or more of our catalysts for one or more applications in the chemicals sector will occur. In the event this does not occur, our results of operations would be adversely affected and we may be forced to cease its business.

We only have one manufacturing facility.

We manufacture all of our nano-catalysts and MetAir battery components at our Santa Ana, California facility. In the event of a fire, flood, tornado, earthquake or other form of a catastrophic event, we would be unable to fulfill any then existing demand for our products, if any, and would not be able to do so for several quarters depending upon the severity of the event. While we carry what we believe to be sufficient property and casualty insurance, given the nature of our operations and our manufacturing equipment being of a bespoke nature, we will not be able to quickly replace our manufacturing and other equipment in a rapid fashion. As a result, should a catastrophic event occur which results in the loss of all or a measurable portion of our manufacturing equipment, our financial condition and results of operation would be materially adversely affected.

Our success in the battery sector is dependent upon finalization of a long-shelf life battery.

A key to achieving market success is long-shelf life. To this end, we continue to work on the battery anode chemistry to achieve our initial target goal of a one-year shelf life. We have achieved a nine-month shelf life and believe that we are close to achieving the requisite one-year shelf life required by prospective governmental agency customers. Over time, our ultimate objective is to achieve a 3-5 year shelf life. There can be no assurance that we will achieve our initial or longer-term target shelf life goals. In the event we are not successful in achieving our target shelf-life objectives, the market for our battery products will be reduced to applications where use of the battery is in close proximity to purchase thereof, the result of which could have a materially adverse effect on our battery revenues and overall results of operation.

We are dependent on and intend to use the majority of the proceeds from our most recent private placement for working capital.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that proceeds of our recent private placements are anticipated to be sufficient to fund our operations through January 2015, excluding future revenues we realize, equity financing we are presently seeking, and derivate securities (i.e., expiring options) that we anticipate will be exercised in the calendar Q4 of 2014. However, since the net proceeds from our recent private placement may be insufficient for us to achieve all of our proposed objectives, we may be required to curtail our future business plans which will, in turn, materially adversely affect our results of operations.

Our operations may expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety, and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, tariffs, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we intend to operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, subject to related interpretations and other guidance. Changes in laws or regulations could result in higher expenses, payments, tariffs and taxes, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

In the area of taxes, changes in tax laws and regulations in the U.S. and other countries, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various authorities, including tax authorities. Although we are not subject to any current investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and legal proceedings and contingencies may arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

We face competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources than we have in both the battery sector and the chemicals sector.

While we believe that we have significant competitive benefits offered by our proprietary platform technology for use in the batteries and chemicals sectors, there are competitors with much longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competition could materially adversely affect our business, operating results or financial condition.

Our future revenues are very difficult to predict with any accuracy.

It is not feasible to predict with accuracy or assurance the timing or the amount of revenues that we will receive from the sale, or license, of our products. Any delay in the introduction of our metal-air battery products or integration of one or more of our nanocatalysts in the chemicals sector, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

We will have to establish distribution channels in both the batteries sector and the chemicals sector.

We have no experience in establishing distribution channels for the sale of metal-air batteries, or the license or sale of nanocatalysts in the chemicals sector. While we have retained the services of individuals with experience and relationships in the battery industry and chemicals industry, we lack deep domain expertise in both the batteries and chemicals sectors. Further, should we be unsuccessful in establishing such distribution channels as well as recruiting, managing and retaining additional internal and external sales and business development personnel, our business, operating results and financial condition could be adversely affected.

We may face increased pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices on our metal-air batteries, metal-air cathodes, and nanocatalysts.

It is likely that we will experience significant competitive pressure over time. Accordingly, the average sales price of our metal-air battery products along with the use and pricing of our nanocatalysts in the chemicals sector may decline as the market becomes more competitive. Any material reduction in the price of our metal-air battery products or nanocatalysts will negatively affect our gross margin and results of operations.

We rely heavily on collaborative partners such as distributors, manufacturers and vendors and our relationships with such parties may restrict or limit our business operations.

We are currently working with several third party entities in the scale-up of our metal-air battery manufacturing and distribution, as well as the validation and optimization of our nanocatalysts for use in the chemicals sector. Our current and future collaborations and joint ventures are important as they allow greater access to funds, to research, development and testing resources, validation, and to manufacturing, sales and distribution resources that we would otherwise not have. We intend to continue to significantly rely on such collaborative and joint venture arrangements. Some of the risks and uncertainties related to the reliance on such collaborations and joint ventures in the chemicals sector include the fact that such relationships could actually serve to limit or restrict us, while our partners are free to pursue other catalyst solutions either on their own or with others. Further, our partners may terminate a collaborative technology relationship and such termination may require us to seek other partners, or expend substantial resources to pursue these activities independently.

We may be subject to product liability claims, which could damage our reputation, cause us to lose customers, and expose us to liabilities in excess of our product liability insurance coverage to cover any claims.

Our nanocatalysts proposed to be used in the chemicals sector must be handled according to strict guidelines to ensure safety. In addition, we may be exposed to product liability claims from consumers and other users of our products with respect to our metal-air battery products, which could damage our reputation and cause us to lose customers. We have obtained product liability insurance, but we can make no assurance that the product liability insurance we have procured will be sufficient to cover any potential product liability claim. Failure to maintain sufficient insurance coverage could have a material adverse effect on our business, prospects and results of operations if claims are made that exceed the coverage we have obtained.

The anticipated growth of our business will result in a corresponding growth in the demands on our management and our operating systems and internal controls.

Any future growth may strain existing management resources and operational, financial, human and management information systems and controls, which may not be adequate to support our operations and will require us to develop further financial and management controls, reporting systems and procedures. There can be no assurance that we will be able to develop such controls, systems or procedures effectively, or on a timely basis. Our failure to do so could have a material adverse effect on our business, operating results and financial condition.

Although we have entered into confidentiality and non-compete agreements with all of our employees and consultants, if we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed.

Our proprietary information is critically important to our competitive position and is a significant aspect of the products we provide. If we are unable to protect our proprietary information against unauthorized use by others, our competitive position could be harmed. We enter into confidentiality and noncompete agreements with our employees and consultants, and control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, we cannot assure you that these strategies will be adequate to prevent misappropriation of our proprietary information. Therefore, we could be required to expend significant amounts to defend our rights to proprietary information in the future if a breach were to occur.

Risks Related to the Chemicals Production Industry

If we fail to obtain strategic partnerships with key players in the chemicals sector, our results of operation will be adversely affected.

If we are unsuccessful in creating long-term strategic partnerships with ammonia catalyst providers, ammonia plant owners and operators, and ammonia reactor engineering and design firms in the chemicals sector, our overall business, financial condition and results of operations could be materially adversely affected.

We have no experience operating in the multi-billion global chemicals industry.

While we have significant experience in the manufacturing of nanocatalysts over the last 11 years, we have no experience working with conglomerates in the chemicals industry. We have attempted to assuage our lack of experience by hiring an agent with deep chemicals industry experience to assist us with our commercial validation and business opportunities in China. Outside of China we are operating without the assistance of experienced agents at this time; provided, however, we are in discussions with several global players in the ammonia industry, but there is no assurance that we will reach a definitive agreement with them, or an agreement which is on favorable terms. Our lack of experience could prove to be detrimental to our operating results and overall business prospects and condition.

While we have realized internal and third party lab validation of our QSI-Nano® iron catalysts improving the performance of commercial iron catalysts, we have yet to achieve a large-scale commercial validation.

The key to our future success in the ammonia industry will be achievement of successful validation results in a commercial ammonia plant evidenced by a measurable increase in ammonia yield production rates. To date, we have spent more than 4 years conducting hundreds of internal ammonia production lab validation tests and tens of in-depth tests with a large chemical company. While these tests have resulted in us achieving promising results, it is not the same as a successful commercial validation. Until we achieve a successful commercial validation of our QSI-Nano® iron catalysts in an ammonia plant, there can be no assurance our chemicals related business will results in revenues or profitability. Accordingly, our business and results of operations would be adversely affected should we fail to achieve a successful commercial validation of our QSI-Nano® iron catalysts.

As part of the sale of our QSI-Nano® iron catalysts, we will be required to coat these catalysts onto existing commercial iron catalysts used by ammonia producers and we have no commercial experience in doing so.

As part of the sale of QSI-Nano® iron catalysts to ammonia producers we will be required to coat our catalysts onto commercial iron substrates and we have very limited lab experience in doing so. To date, we have utilized a machine made by a company out of Butte, Montana to conduct the coating process. While this has been undertaken in very small lots of up to hundreds of grams, volume requirements with commercial plants may require coating tens and even hundreds of thousands of metric tons of catalysts, a far different proposition than our lab work done to date. We have met telephonically with the supplier of the machine that we utilize for coating and they have 5-gallon and 55-gallon continuous feed machines, the former which is available today and the latter of which will be available in late 2014. In addition, the cost associated with these machines is quite large and the larger machine will not be easily transportable from one region to another. Although we have developed our own coating machine that has demonstrated favorable early test results, we will need significantly more testing and development before our coating machine is fully proven, if at all. In sum, the coating process has many risks, we have very limited experience, it requires significant capital expenditure, and is a critical part of our overall value proposition. If we are not successful in implementing the coating process on a timely basis in each geographic region in which we anticipate operating, then our business condition and results of operation will be adversely affected.

Doing business in China has inherent risks and the ammonia plants in China use less pure hydrogen and nitrogen gases in the production of ammonia than that which has been used by QSI and is typically used in ammonia production in other regions around the world.

Doing business in China is fraught with risks, including but not limited to, theft of intellectual property, failure to make timely or full payment on goods delivered, major cultural and language differences and barriers, an economy in China that seems to have hit its peak and may be on the decline, currency risk, legal and tax issues, tariffs, etc. Each of the foregoing risks are real and we take them seriously, not the least of which is theft of intellectual property which we have addressed solidly by taking the firm position that the manufacture of our QSI-Nano® iron will never be undertaken in China. In addition, Chinese ammonia producers use “medium-dirty” nitrogen and hydrogen gas in the production of ammonia as opposed to the 99.9%+ pure gas utilized by QSI in our four years of QSI-Nano® iron testing. We do not know what effect the “less pure” gases used by the Chinese ammonia operators will have on our operating results in a commercial plant. Both the risks of doing business in China as well as the “medium dirty” gas utilized by ammonia operators in China could have a materially adverse effect on our business operations and financial condition.

We presently have sixteen gas-phase condensation reactors in our prototype facility in Santa Ana, California and will require significant scale-up should a successful commercial validation occur.

If we are successful in achieving commercial validation of our QSI-Nano® iron catalysts, we will likely be required to significantly expand our base of reactors in a relatively short period of time. We have no experience in large-scale manufacturing, including the planning, design, permitting, build-out, and operation phases. Further, if we are required to expand we would likely need to do so in a state other than California, such as southern Nevada, given the extremely high electricity costs in California, and electricity being the largest component of our cost of goods. In sum, there is a host of issues surrounding a major manufacturing expansion, which will place significant burden on our management, financial, and other resources, all of which could have an effect on our overall business.

Warranty claims and product liability claims could harm our business, results of operations and financial condition.

Through the introduction of our nanocatalysts for use in the chemicals sector (with ammonia being the lead application), we will be exposed to potential warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Although we do not anticipate any claims, such claims may arise despite our quality controls and proper testing, either due to a defect during manufacturing or due to any individual or enterprise’s improper use of our products. In addition, if any of our products are or are alleged to be defective, then we may be required to participate in a recall of them. If a warranty or product liability claim is brought against us, regardless of merit or eventual outcome, such claim or recall may result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, loss of revenue, and the inability to commercialize some products.

Risks Related to the Battery Industry

Our success is highly dependent on our ability to develop and introduce new and advanced products, technologies, and processes in a very competitive market.

To achieve market share in the battery industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the battery market therefore relies upon our ability to successfully market and deploy our metal-air battery products and to continually enhance and improve our metal-air battery products. Although we are introducing an alternative to traditional Ni-MH, Li-ion and Li-polymer batteries, we must continue to enhance our current products, establish the shelf-life of our MetAir® batteries, introduce new products, and develop and implement new technologies and processes. If our competitors develop new products with more enhanced features than our products, our financial condition and results of operations would be materially and adversely affected.

The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within anticipated timeframes, if at all. Our failure to technologically evolve and/or develop new or enhanced products may prevent us from gaining market share in the battery market. In addition, in order to compete effectively in the battery industry, we must be able to launch new products to meet our customers’ demands in a timely manner. However, we cannot provide assurance that we will be able to develop, manufacture or introduce new products in a timely manner. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delay in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by our customers to accept such products, could adversely affect our operating results.

As we establish our customer base and demand for our products, any significant order cancellations, reductions or delays by our customers could materially adversely affect our business.

We anticipate that our sales, at least for the foreseeable future commencing in the first quarter of 2015, will be made primarily pursuant to individual purchase orders rather than through long-term supply arrangements. We plan to work with our customers to develop nonbinding forecasts of future requirements. Based on these forecasts, we propose to make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products completed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous order cancellations, reductions or delays by our customers could have a material adverse effect on our business, financial condition or results of operations.

The battery industry is subject to supply shortages and any delay or inability to obtain product components may have a material adverse effect on our business.

The battery industry is subject to supply shortages, which could limit the amount of supply available of certain required battery components. Although the components for our metal-air battery products differ from those of traditional batteries, any delays or inability to obtain the supplies we need in order to manufacture our metal-air battery products may have a material adverse effect on our business. We cannot assure investors that we will not be subject to any future shortages in supplies or components since any such shortage will generally be caused by and result from circumstances that are out of our control.

Due to our limited manufacturing capabilities, we may not be able to increase our manufacturing output in order to meet the demands of customers or to maintain our competitiveness.

From the proceeds of our recent private placements, we anticipate the expansion of our manufacturing capabilities. To date, we have only manufactured our catalysts and metal-air battery cathodes and cells on a small scale. While we intend to outsource all of the assembly and manufacturing of our metal-air batteries, with the exception of nanocatalysts, as well as the manufacture of, the critical gas diffusion electrode (which we intend to exclusively manufacture given the trade secrets associated therewith), if we are not able to increase our manufacturing output and maintain or reduce our unit production costs, we will not be able to meet customer demand for our products or will lose future anticipated customers due to our inability to manufacture cost-effective products. Our ability to increase our manufacturing output is subject to certain significant limitations, including:

•	Our ability to source one or more third party battery manufacturers to manufacture all of the components of our MetAir® batteries (other than the nanocatalysts and the battery cathodes);

•	Our ability to expand, train and manage our employee base and maintain quality control with our vendors;

•	Delays and cost overruns, due to increases in raw material prices and problems with equipment vendors;

•	Delays or denial of required approvals and certifications by relevant government authorities;

•	Diversion of significant management attention and other resources; and

•	Failure to execute our expansion plan effectively.

If we are not able to effectively manage the need for increased manufacturing capabilities, we may not be able to meet customer demands and may experience quality control problems. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our operating results and profits, if any. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by any increased market for our products.

As manufacturing becomes a larger part of our operations, we will become exposed to accompanying risks and liabilities.

If we are successful in marketing our metal-air batteries, in-house cathode and catalyst manufacturing, then outsourced assembly and manufacturing of our metal-air batteries will become a significant part of our business. Accordingly, we expect to become increasingly subject to various risks associated with the manufacturing and supply of products, including the following:

•	Repair or replacement of defective products;

•	Liability for direct, special, consequential and other damages, even if manufacturing or delivery is outsourced in large part;

•	Accidents typically associated with processes involving large machinery, fuels and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

•	As to overseas manufacturing (particularly relating to the injection molded components of our battery systems), risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with overseas transportation and potential adverse changes in the political, legal and social environment in the host county; and

•	Defense or indemnification of customers if we license or supply products that infringe on third-party technologies or violate government regulations.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could lead to losses (or smaller than anticipated gross profits) from this segment of our business and/or significant liabilities, which would harm our business, operations and financial condition.

We depend upon several sole-source and limited-source third-party suppliers.

We rely on certain suppliers as the sole-source, or as a primary source, of certain services, raw materials and other components of our products.  We do not yet have long-term supply or service agreements in place with any such suppliers.  As a result, the providers of such services and components could terminate or alter the terms of service or supply with little or no advance notice.  If our arrangements with any sole-source supplier were terminated, or if such a supplier failed to provide essential services or deliver essential components on a timely basis, failed to meet our product specifications and/or quality standards, or introduced unacceptable price increases, our production schedule would be delayed, possibly by as long as one year.  Any such delay in our production schedule would result in delayed product delivery and may also result in additional production costs, customer losses and litigation.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Through the introduction of our metal-air batteries, we will be exposed to potential warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Although we do not anticipate any claims, such claims may arise despite our quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to any individual or enterprise’s improper use of our products. In addition, if any of our products are or are alleged to be defective, then we may be required to participate in a recall of them. If a warranty or product liability claim is brought against us, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.

Risks Related to an Investment in our Common Stock

You may find it difficult to sell our common stock.

There has been no public market for any of our securities, including the common stock comprising the units sold in our prior private placements. We cannot assure you that an active trading market for our common stock will develop or be sustained following the Merger. The development of a trading market is further limited by a one-year lock-up of our stockholders following the Merger. Further, the offering prices used in our prior private placements were determined by management and not indicative of the prices that will prevail in the trading market, if and when one develops. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

There is limited liquidity in our common stock.

Our common stock may only be resold if registered under the Securities Act, or pursuant to an exemption from registration thereunder, including Rule 144. Rule 144 is only available if there is a public market for our securities and current information regarding us is publicly available. Any transfer of our common stock may also be restricted by state “blue sky” securities laws. As a result, investors should be aware that in the absence of registration of our common stock under the Securities Act (and under any applicable state “blue sky” laws), or the availability of an exemption from registration, the shares of common stock may not be sold and, thus, must be held by the purchasers thereof for an indefinite period of time.

We intend to issue additional stock options to employees and consultants in the future, which will result in dilution to existing and new investors.

In the future, we will provide additional compensation to our employees, officers, directors, consultants and independent contractors through an equity incentive plan. Our equity incentive plan permits the issuance of options to purchase shares of common stock and restricted shares of our common stock. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options will cause dilution to the book value per share of our common stock and to existing and new investors.

We do not intend to pay dividends on our common stock in the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income.  It is our present intention that all future earnings, if applicable, will be reinvested and used for ongoing product development as well as working capital. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deems relevant. In addition, our ability to pay dividends may be limited or prohibited by the terms of future financings and/or credit facilities. Accordingly, investors in our common stock should not expect dividends to be paid on their shares of common stock in the foreseeable future. Further, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions in our Articles of Incorporation and Bylaws or provisions of Nevada law could prevent or delay a change in control, even if a change of control would benefit our stockholders.

Provisions of our Articles of Incorporation and Bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our stockholders. These provisions:

•	Establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	Authorize our board of directors to issue “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	Require the written request of at least 75% of the voting power of our capital stock in order to compel management to call a special meeting of the stockholders; and

•	Prohibit stockholder action by written consent and require that all stockholder actions be taken at a meeting of our stockholders, unless otherwise specifically required by our Articles of Incorporation or the Nevada Revised Statutes.

In addition, the Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These laws provide generally that any person that acquires 20% or more of the outstanding voting shares of certain Nevada corporations in the secondary public or private market must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. These laws will apply to us if we have 200 or more stockholders of record, at least 100 of whom have addresses in Nevada, unless our Articles of Incorporation or Bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise

•	One-fifth or more, but less than one-third;

•	One-third or more, but less than a majority; or

•	A majority or more, of all of the voting power of the corporation in the election of directors.

Once an acquirer crosses one of these thresholds, shares, which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest, become “control shares.” These laws may have a chilling effect on certain transactions if our Articles of Incorporation or Bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Nevada law also provides that if a person is the “beneficial owner” of 10% or more of the voting power of certain Nevada corporations, such person is an “interested stockholder” and may not engage in any “combination” with the corporation for a period of three years from the date such person first became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors of the corporation before the person first became an interested stockholder. Another exception to this prohibition is if the combination is approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power not beneficially owned by the interested stockholder at a meeting, no earlier than three years after the date that the person first became an interested stockholder. These laws generally apply to Nevada corporations with 200 or more stockholders of record, but a Nevada corporation may elect in its Articles of Incorporation not to be governed by these particular laws.

Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interest of, the corporation.

Risks Related to Our Securities, Tax Concerns And Reporting Requirements

There is a limited market for our common stock.

Only a very limited trading market currently exists for our common stock. As a result, any broker/dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over our common stock price at any given time. We cannot assure our stockholders that a market for our common stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market, particularly given recent changes in legislation related to shell companies which will further restrict the ability of our stockholders to sell their shares in the public market. In February 2008, the Securities and Exchange Commission amended Rule 144, and now holders of shares in any company that was a shell company and subsequently acquired business operations via a merger, such as the Registrant, are subject to a longer holding period before being eligible to sell their shares pursuant to Rule 144.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of companies at our stage. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental regulations or actions; market acceptance and sales growth of our products; litigation involving our industry; developments or disputes concerning our patents or other proprietary rights; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments, and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. As of September 15, 2014, we had 21,560,217 shares of common stock issued and outstanding, and an additional 478,439,783 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Our reduced stock price may adversely affect our liquidity.

Our common stock has no trading history.  Many market makers are reluctant to make a market in stock with a trading price of less than $1.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

Additional risks may exist since we became public through a “reverse merger.”

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Our reporting obligations as a public company are costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws, which are continuing to increase as provisions of the Sarbanes-Oxley Act of 2002 are implemented. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company following the Merger, then our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

Our shares are “penny stock”.

In general, “penny stock” includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6 million in the last three years. As “penny stock,” our stock therefore is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our stock, and therefore may adversely affect stockholders’ ability to sell the stock in the public market.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of the board of directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTCBB and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company with these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve any committees, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We will be obligated to develop and maintain proper and effective internal controls over financial reporting.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC.

We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are and we will remain an “emerging growth company,” as defined in the JOBS Act until the earliest to occur of: (1) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (2) the last day of the fiscal year where we have total annual gross revenues of at least $1.0 billion; (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

For so long as we remain an emerging growth company, we will not be required to:

•	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	Submit certain executive compensation matters to shareholder non-binding advisory votes;

•	Submit for shareholder approval golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and financial performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation, when such disclosure requirements are adopted.

In addition, Section 102(b)(1) of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on some of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

We have not entered into any lock-up agreements with any of our existing shareholders. As a result, sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur following the first anniversary of the close of the Merger, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

We lease our principal offices located at 2905 Tech Center Dr., Santa Ana, California, consisting of 7,357 square feet of offices, laboratory and manufacturing space. Effective March 1, 2014, we entered into a new lease of our current facilities for a period of three years and concluding on February 28, 2017. We are not required to pay any rent during the first two months of the new lease, March 2014 and April 2014. Thereafter, the lease rate for the period May 1, 2014 through February 28, 2015 is $8,093 per month. The lease rate for the period March 1, 2015 through February 29, 2016 is $8,336 per month. The lease rate for the period March 1, 2016 through February 28, 2017 is $8,586 per month.

Item 3. Legal Proceedings

From time to time the Registrant may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “QSIM.” There was not an active market and no trading volume during the first six months of 2014.

	Closing Bid		Closing Ask
2013	High	Low	High	Low
January 2 thru March 28	$.02	$.02	None	None
April 1 thru June 28.02		.02	None	None
July 1 thru September 30.01		.01	None	None
October 1 thru December 31.01		.01	None	None

2012	High	Low	High	Low
January 3 thru March 30	$.01	$.01	None	None
April 2 thru June 29.01		.01	None	None
July 2 thru September 28.01		.01	None	None
October 1 thru December 31.02		.01	None	None

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Security Holders

As of September 15, 2014, we had 21,560,217 shares of common stock outstanding held of record by approximately 294 stockholders.

Dividends

We have not paid dividends on our common stock to date. We currently intend to retain future earnings, if any, to fund our operations and the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2014 Equity Incentive Plan (our “Incentive Plan”) is administered by our Board of Directors and provides for the granting of stock awards to employees, officers, directors and other service providers of the Registrant. Security holders have approved the stock plan. The following table sets forth certain information with respect our Incentive Plan as of June 30, 2014:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,088,078	$1.48	1,411,422
Equity compensation plans not approved by security holders	—	—	—
Total	6,088,078	$1.48	1,411,422

Recent Sales of Unregistered Securities

Previously Reported.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

This Annual Transitional Report on Form 10-KT contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 24 of this Form 10-KT, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

These forward-looking statements may relate to the following:

•	our future operating results and business prospects;

•	our ability to develop and market products that compete effectively in our targeted market segments;

•	market acceptance of our current and future products and the degree and nature of our competition;

•	our ability to meet customer demand;

•	our ability to protect and enforce our current and future intellectual property;

•	our ability to obtain sufficient funding to continue to pursue our business plan;

•	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

•	our ability to manage our foreign manufacturing and development operations and international business risks;

•	the loss of any of our key members of management;

•	changes in our industry, interest rates or the general economy; and

•	changes in governmental regulations, tax rates and similar matters.

We believe that the expectations reflected in the forward-looking statements are reasonable. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events, or otherwise.

Overview

QuantumSphere, Inc. was incorporated in the State of Nevada on December 1, 2005 and formerly known as Way Cool Imports, Inc. (“WYCC”). On April 22, 2014, WYCC entered into the Merger Agreement with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with Way Cool Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of WYCC. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of WYCC. As part of the merger, WYCC issued 17,185,217 shares of common stock to QSI shareholders, options to purchase 5,942,078 shares of common stock, and warrants to purchase 9,883,233 shares of common stock. The merger was accounted for as a public shell reverse merger. As a result of the merger, the Registrant ceased to be in the development stage.

Subsequent to the merger, on April 25, 2014, WYCC filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of WYCC with and into QSI. The merger of WYCC with QSI, its wholly-owned subsidiary, is referred to as a short-form merger and did not require the approval of WYCC’s stockholders. As part of the Articles of Merger, WYCC amended its Articles of Incorporation to change its name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.” The Articles of Merger were effective upon filing.

On June 23, 2014, we reported our decision to change our fiscal year end to June 30 from a fiscal year ending on December 31. This action created a “transition period” (as defined), which is the six month period ended June 30, 2014. Under the SEC’s reporting rules, a registrant is required to file a separate transition report for transition periods that cover a period of six months or greater. Rule 13a-10 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires registrants that have a transition period of six months or greater to file audited financial statements for that transition period on the form appropriate for annual reports of the registrant. Accordingly, our audited statement of operations and cash flows for the six month transition period ended June 30, 2014 are included in the financial statements appearing elsewhere herein.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”); (2) the last day of the fiscal year where we have total annual gross revenues of at least $1.0 billion; (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that may otherwise be applicable to public companies. These provisions include:

•	Only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	Reduced disclosure about our executive compensation arrangements;

•	No requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens and may continue to do so for so long as we remain an emerging growth company, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Critical Accounting Policies and Estimates

Use of Estimates. We make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of capitalized assets, valuation of equity instruments, and deferred income tax valuation allowances. Actual results could differ from those estimates.

Revenue Recognition. We recognize revenue when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. We do not grant customers the right to return the products after such products have been accepted. Amounts billed for shipping and handling are recorded as a component of net sales and the cost incurred for freight is included as a component of operating expenses in the statements of operations.

Property and Equipment. Purchased property and equipment is stated at cost, less accumulated depreciation. Repairs and maintenance of equipment are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of terms of the leases or their estimated useful lives. Depreciation expense on assets acquired under capital leases is included in depreciation expense.

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2014, nine patents have been issued and three patents are pending approval. Additional significant costs may be required for the continued development of end-use applications for our technology.

Impairment of Long-Lived Assets. Long-lived assets and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. Should the review indicate that an asset is not recoverable, our carrying value of the asset would be reduced by the estimated shortfall to fair value.

Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation. We measure all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocate the related expense over the requisite service period. The expected volatility is based on the historical volatility of our stock as determined by its private placement offerings, the expected life of the award is based on the simplified method. We account for nonemployee stock-based transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the six months ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-KT. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of this Form 10-KT.

Six Months Ended June 30, 2014 Year Compared to Six Months Ended June 30, 2013

The following discussions are based on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and statements of operations for the six months ended June 30, 2014 and June 30, 2013 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Six Months Ended June 30, 2014 Compared			Dollar
to Six Months Ended June 30, 2013			variance	% variance
		2013	favorable	favorable
	2014	(unaudited)	(unfavorable)	(unfavorable)

Net Sales	$20,095	$87,773	$(67,678)	(77.1)%

Cost of Sales	271,544	91,904	(179,640)	(195.5)%

Gross Profit (Loss)	(251,449)	(4,131)	(247,318)	(5,986.9)%

Operating Expenses
Research and development	563,199	316,855	(246,344)	(77.7)%
Selling, marketing, and advertising	19,918	2,174	(17,744)	(816.2)%
General and administrative	1,627,313	413,856	(1,213,457)	(293.2)%
Total operating expenses	2,210,430	732,885	(1,477,545)	(201.6)%

Loss from Operations	(2,461,879)	(737,016)	(1,724,863)	(234.0)%

Other Income (Expense)
Interest expense, net	(301,045)	(72,689)	(228,356)	(314.2)%
Interest expense – amortization of note discounts	(313)	(216,908)	216,595	99.9%
Gain on disposal of assets	8,000	10,000	(2,000)	(20.0)%
Other income	69,500	-	69,500	-
Total other expense, net	(223,858)	(279,597)	55,739	19.9%

Loss Before Provision for Income Taxes	(2,685,737)	(1,016,613)	(1,669,124)	(164.2)%

Provision for Income Taxes	800	-	(800)	-

Net Loss	$(2,686,537)	$(1,016,613)	$(1,669,924)	(164.3)%

Net Sales. Net sales decreased by $67,678 or 77% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflecting a decrease in sales of various nanomaterials and electrodes.

For the six months ended June 30, 2014 and 2013, 81% and 76% of net sales were to five and three companies, respectively.

For the six months ended June 30, 2014, 64% of net sales were to Asia. For the six months ended June 30, 2013, 62% of net sales were to Israel and 16% of net sales were to Asia.

Gross Profit.  Gross loss increased by $247,318, or 5,987%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from decrease of $67,678 in sales and increases of $83,652 in manufacturing salaries and related expenses, $39,730 direct manufacturing on the MetAir costs of goods sold, $33,928 in utilities, $10,732 in repairs and maintenance, $5,440 in outside consultants, and $6,157 in miscellaneous expenses.

Research and Development. Research and development expenses increased by $246,344, or 78%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from increases of $136,874 in salaries and related expenses due to more employees, $89,466 in research on the MetAir® Ranger battery, $10,166 in research on ammonia production, and $9,838 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $17,744, or 816%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from increases of $5,990 in marketing expense, $3,986 in outside consultants, and $7,768 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $1,214,257, or 294%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from $561,522 payroll and related expenses, $246,475 board members compensation, $140,241 legal expense and $114,490 audit expense related to the reverse merger, $45,555 business insurance, $48,556 outside consultants and outside services, $22,682 public filing expenses, and $34,736 miscellaneous expenses.

Interest Expense. Interest expense increased by $228,356, or 314%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from an increase in notes payable from $1,767,500 at June 30, 2013 to $6,642,500 at April 22, 2014 when the notes payable were converted to common stock as part of the reverse merger.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $216,595, or 1004%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was due to convertible notes payable in 2014 having a mandatory conversion feature and thus did not have warrants discounts.

Other Income. Other income increased by $69,500 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Other income was the result of favorable settlements of amounts owed by or owed to the Company.

Liquidity and Capital Resources

As of June 30, 2014, we had current assets of $2,763,075, including $2,702,889 in cash and cash equivalents.

Cash increased $2,327,654 from $375,235 at December 31, 2013 to $2,702,889 at June 30, 2014. Net cash used in operating activities of $2,424,936 in the six months ended June 30, 2014 included $2,686,537 operating loss, $298,686 decrease in accounts payable and accrued expenses, $27,116 increase in prepaid expenses, $15,817 increase in other assets, and $8,000 gain on disposal of fixed assets, offset by $15,636 decrease in accounts receivable, and non-cash expenses of $561,031 for stock based compensation, $34,240 for depreciation, and $313 for discounts on notes payable. Net cash used in operating activities was $1,334,246 for the year ended December 31, 2013.

$1,434,257 of cash was used in investing activities in the six months ended June 30, 2014. $1,437,092 of cash was used for the purchase of property and equipment, of which $1,312,901 was used for the construction of new reactors, and $5,165 of cash was used for the development of patents, offset by $8,000 of cash received on the sale of equipment. $110,381 of cash was used in investing activities in the year ended December 31, 2013.

$6,186,847 in cash was provided by financing activities in the six months ended June 30, 2014, due to convertible notes issued for $4,000,000 (converted to common stock in April 2014), a private placement of $2,534,000, and a note payable for $500,000, offset by $822,153 in buy backs of common stock, and $25,000 payment of a convertible note. $1,775,000 in cash was provided by financing activities in the year ended December 31, 2013.

Immediately prior to the consummation of the Merger, the Company completed a private placement of 1,267,000 units consisting of 1,267,000 shares of common stock and warrants to purchase 633,500 shares of common stock for $2,534,000 in cash and converted all of its debt obligations totaling $6,642,500 and $574,281 in related interest expense into 5,447,194 shares of common stock and warrants to purchase 1,805,645 shares of common stock. Upon consummation of the Merger, the Company did not have any outstanding debt instruments.

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of June 30, 2014, the Company had approximately $351,000 of accrued liabilities associated with the share cancellation.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of equity securities, warrants or similar securities. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital.

Other Commitments and Contingencies

Our commitments and contingencies as of June 30, 2014 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending June 30,	Amount
2015	$102,560
2016	105,500
2017	70,926
Total	$278,986

The above minimum lease payments include a new lease for our principal corporate offices that was signed in March 2014. The lease period is from March 2014 through February 2017.

We do not have any off-balance sheet arrangements.

Inflation

We do not believe that the current levels of inflation in the United States have had a significant impact on our operations. If current levels of inflations hold steady, we do not believe future operations will be negatively impacted.

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the years ended December 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-KT. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of this Form 10-KT.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following discussions are based on the consolidated balance sheets as of December 31, 2013 and December 31, 2012 and statement of operations for the twelve months ended December 31, 2013 and December 31, 2012 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Year Ended December 31, 2013 Compared			Dollar
to Year Ended December 31, 2012			variance	% variance
			Favorable	Favorable
	2013	2012	(unfavorable)	(unfavorable)

Net Sales	$244,061	$193,525	$50,536	26.1%

Cost of Sales	278,581	297,082	18,501	6.2%

Gross Profit (Loss)	(34,520)	(103,557)	69,037	66.7%

Operating Expenses
Research and development	716,140	495,224	(220,916)	(40.6)%
Selling, marketing, and advertising	28,569	53,096	24,527	46.2%
General and administrative	1,349,984	1,445,584	95,600	6.6%
Total operating expenses	2,094,693	1,993,904	(100,789)	(5.1)%

Loss from Operations	(2,129,213)	(2,097,461)	(31,752)	(1.5)%

Other Income (Expense)
Interest expense, net	(266,371)	(50,532)	(215,839)	(427.1)%
Impairment of intangible assets	-	(7,497)	7,497	100.0%
Gain on disposal of assets	10,000	31,554	(21,554)	(68.3)%
Interest expense – amortization of note discounts	(303,379)	(164,934)	(138,445)	(83.9)%
Total other expense, net	(559,750)	(191,409)	(368,341)	(192.4)%

Loss Before Provision for Income Taxes	(2,683,963)	(2,288,870)	(400,093)	(17.5)%

Provision for Income Taxes	800	800	-	-

Net Loss	$(2,689,763)	$(2,289,670)	$(400,093)	(17.5)%

Net Sales. Net sales increased by $50,536 or 26% in the year ended December 31, 2013 compared to the year ended December 31, 2012, reflecting an increase in sales of various nanomaterials and electrodes.

Gross Profit.  Gross loss decreased by $69,037, or 67%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The gross loss improved to 14% of sales in the year ended December 2013 from 54% of sales in the year ended December 31, 2012. The decrease resulted from increases in sales and decreases in manufacturing related payroll expenses and metals purchases.

Research and Development. Research and development expenses increased by $220,916, or 41%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase resulted from an increased effort in commercializing our Met-Air products.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $24,527, or 46%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease resulted primarily from a reduction in overall marketing and advertising.

General and Administrative Expenses. General and administrative expenses decreased by $95,600, or 7%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily due to decreases of the timing of legal, accounting and consulting services.

Interest Expense. Interest expense increased by $215,839, or 427%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase resulted from an increase in notes payable from $892,500 at December 31, 2012 to $2,667,500 at December 31, 2013.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $138,445, or 84%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was due to the increase in notes payable from $892,500 at December 31, 2012 to $2,667,500 at December 31, 2013.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $21,554, or 68%, in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to fewer assets disposed of in 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements and accompanying notes included in this report, which begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously reported.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2014, which is the end of the period covered by this annual report on Form 10-KT, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or Rule 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves and monitoring and actions taken to correct deficiencies as identified.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that, as of June 30, 2014, we maintained effective internal control over financial reporting.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2014.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2014.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as a part of this Annual Transitional Report on Form 10-KT:

(1)	Financial Statements:

See index to financial statements on page F-1

(2)	Schedules:

All schedules to the financial statements are omitted as the required information is either inapplicable or presented in the financial statements or notes thereto

(3)	Exhibits:

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference

(b)	Exhibits.

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUMSPHERE, INC.

Date: September 26, 2014	By:	/s/ Kevin D. Maloney
Kevin D. Maloney
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of QuantumSphere, Inc., a Nevada Corporation "the Registrant") hereby severally constitute and appoint Kevin D. Maloney and Gregory L. Hrncir, his true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute and deliver in the name and on behalf of the undersigned as such officers and directors, the Annual Transitional Report of the Registrant on Form 10-KT for the fiscal year ended June 30, 2014 (the “Annual Report”) under the Securities Exchange Act of 1934, as amended, and to execute and deliver any and all amendments to the Annual Report for filing with the Securities and Exchange Commission; and in connection with the foregoing, to do any and all acts and things and execute any and all instruments which such attorneys and agents may deem necessary or advisable to enable the Company to comply with the securities laws of the United States and of any state or other political subdivision thereof. The undersigned hereby grants unto such attorney and agents, and each of them, full power of substitution and revocation in the premises and hereby ratifies and confirms all that such attorneys-in-fact and agents may do or cause to be done by virtue of these presents.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date
/s/ Kevin D. Maloney	President and Chief Executive Officer,	September 26, 2014
Kevin D. Maloney	Chairman (Principal Executive Officer)

/s/ Stephen C. Gillings	Chief Financial Officer and Treasurer	September 26, 2014
Stephen C. Gillings	(Principal Financial and Accounting Officer)

/s/ Marc H. Goroff, Ph.D.	Director	September 26, 2014
Marc H. Goroff, Ph.D.

/s/ Steven S. Myers	Director	September 26, 2014
Steven S. Myers

/s/ Jeffery W. Palmer	Director	September 26, 2014
Jeffery W. Palmer

/s/ Francis C. Poli	Director	September 26, 2014
Francis C. Poli

/s/ Robert S. Venable	Director	September 26, 2014
Robert S. Venable

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated November 15, 2013. (6)(*)

2.2	Amended and Restated Agreement and Plan of Merger dated April 22, 2014. (6)(*)

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on December 1, 2005. (1)

3.2	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2011. (4)

3.3	Bylaws. (1)

3.4	Amended and Restated Bylaws dated April 22, 2014. (3)

3.5	Articles of Merger dated April 25, 2014, as filed with the Nevada Secretary of State on April 25, 2014. (3)

10.1	Form of Convertible Promissory Note. (3)

10.2	Form of Amended & Restated Convertible Promissory Note. (3)

10.3	Form of 15% Secured Convertible Promissory Note. (3)

10.4	Form of Warrant Agreement. (3)

10.5	Form of Registration Rights Agreement. (3)

10.6	Standard Industrial/Commercial Single Tenant Lease Agreement dated February 20, 2014 by and between Winchester Equity Group, LLC, and QuantumSphere, Inc. (3)

10.7	Form of Executive Employment Agreement. (3)

10.8	Form of Indemnification Agreement. (3)

10.9	2014 Equity Incentive Plan. (3)

10.10	Form of 2014 Equity Incentive Plan Award Agreement. (3)

10.11	Form of Consulting Agreement. (3)

10.12	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Kevin D. Maloney. (4)

10.13	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and R. Douglas Carpenter. (4)

10.14	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Gregory L. Hrncir. (4)

10.15	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Tom Candelaria. (4)

10.16	Agency Agreement dated April 8, 2013 by and between QuantumSphere, Inc. and Beijing LuckyStar Co. Ltd.. (4)

10.17	Addendum No. 1 to Agency Agreement dated December 23, 2013 by and between QuantumSphere, Inc. and Beijing LuckyStar Co. Ltd.. (4)

10.18	Raw Material Supply Agreement by and between QuantumSphere, Inc. and Freeport Cobalt Americas LLC. (4)

Exhibit
Number	Description
10.19	Strategic Alliance Agreement by and between QuantumSphere, Inc. and Freeport Cobalt Americas LLC. (4)

10.20	Loan and Security Agreement by and between QuantumSphere, Inc. and Novus Capital Group, LLC. (5)

16.1	Letter from HJ & Associates, L.L.C. to the Securities and Exchange Commission dated April 28, 2014. (2)

17	Letter of resignation from Richard J. Berman (7)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

(1)	Previously filed with the Registrant’s Form 10SB12G filed on March 23, 2010.

(2)	Previously filed with the Registrant’s Form 8-K filed on November 20, 2013.

(3)	Previously filed with the Registrant’s Form 8-K filed on April 28, 2014.

(4)	Previously filed with the Registrant’s Form 8-K/A filed on June 16, 2014.

(5)	Previously filed with the Registrant’s Form 8-K filed on June 23, 2014.

(6)	Previously filed with the Registrant’s Form 8-K/A filed on July 9, 2014.

(7)	Previously filed with the Registrant’s Form 8-K filed on August 8, 2014.

(*)	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

QuantumSphere, Inc.

Financial Statements

June 30, 2014

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

QuantumSphere, Inc.

Santa Ana, California

We have audited the accompanying balance sheets of QuantumSphere, Inc. (the “Company”) as of June 30, 2014 and December 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and for the six month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantumSphere, Inc. as of June 30, 2014 and December 31, 2013, and the results of the operations and the cash flows for the years ended December 31, 2013 and 2012 and the six month period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations since inception and has limited working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, during April 2014, the Company completed a merger with Way Cool Imports, Inc., a publicly traded shell company.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

September 26, 2014

QUANTUMSPHERE, INC.
BALANCE SHEETS
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$2,702,889	$375,235
Accounts receivable	3,183	18,819
Prepaid expenses and other current assets	57,003	29,887
Total current assets	2,763,075	423,941

Property and Equipment, net	1,533,588	128,316
Patents, net	112,299	109,554
Other Assets	24,578	8,761

Total assets	$4,433,540	$670,572

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$501,051	$1,022,742
Note payable, net of discount	130,786	–
Convertible notes payable, net of discounts	–	2,667,500
Total current liabilities	631,837	3,690,242

Note payable, long-term portion	358,245	-
Total liabilities	990,082	3,690,242

Stockholders’ Equity (Deficit)
Convertible preferred stock (Note 6)	–	–
Common stock (Note 6)	21,385	21,496,878
Additional paid-in capital	40,232,630	9,607,472
Accumulated deficit	(36,810,557)	(34,124,020)
Total stockholders’ equity (deficit)	3,443,458	(3,019,670)

Total liabilities and stockholders’ equity (deficit)	$4,433,540	$670,572

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

	Six Months	Years Ended
	Ended June 30, 2014	December 31, 2013	December 31, 2012

Net Sales	$20,095	$244,061	$193,525

Cost of Sales	271,544	278,581	297,082

Gross Loss	(251,449)	(34,520)	(103,557)

Operating Expenses
Research and development	563,199	716,140	495,224
Selling, marketing and advertising	19,918	28,569	53,096
General and administrative	1,627,313	1,349,984	1,445,584
Total operating expenses	2,210,430	2,094,693	1,993,904

Loss from Operations	(2,461,879)	(2,129,213)	(2,097,461)

Other (Expense) Income
Interest expense, net	(301,045)	(266,371)	(50,532)
Interest expense – amortization of note discounts	(313)	(303,379)	(164,934)
Gain on disposal of assets	8,000	10,000	31,554
Other income	69,500	–	(7,497)
Total other expense, net	(223,858)	(559,750)	(191,409)

Loss Before Provision for Income Taxes	(2,685,737)	(2,688,963)	(2,288,870)

Provision for Income Taxes	800	800	800

Net Loss	$(2,686,537)	$(2,689,763)	$(2,289,670)

Basic and Diluted Loss Per Common Share	$(0.18)	$(0.24)	$(0.21)

Basic and Diluted Weighted-Average Common Shares Outstanding	14,971,068	11,056,059	11,051,993

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2014 and Years Ended December 31, 2013 and 2012

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE – December 31, 2011	–	$–	11,052,698	$21,491,836	$7,495,848	$(50,000)	$(29,144,587)	$(206,903)
Payment of subscription receivable	–	–	–	–	–	50,000	–	50,000
Issuance of warrants with debt	–	–	–	–	206,037	–	–	206,037
Shares issued for accounts payable	–	–	3,361	5,042	–	–	–	5,042
Stock-based compensation	–	–	–	–	512,375	–	–	512,375
Net loss	–	–	–	–	–	–	(2,289,670)	(2,289,670)
BALANCE – December 31, 2012	–	–	11,056,059	21,496,878	8,214,260	–	(31,434,257)	(1,723,119)
Issuance of warrants with debt and related beneficial conversion feature	–	–	–	–	262,276	–	–	262,276
Stock-based compensation	–	–	–	–	1,130,936	–	–	1,130,936
Net loss	–	–	–	–	–	–	(2,689,763)	(2,689,763)
BALANCE – December 31, 2013	–	–	11,056,059	21,496,878	9,607,472	–	(34,124,020)	(3,019,670)
Conversion of notes payable and related accrued interest to common stock	–	–	5,447,194	7,216,781	–	–	–	7,216,781
Shares issued for cash, $2.00 per share	–	–	1,267,000	2,534,000	–	–	–	2,534,000
Common stock buy back	–	–	(585,036)	(1,173,430)	–	–	–	(1,173,430)
Shares issued to Way Cool shareholders and effect of reverse merger	–	–	4,200,000	(30,052,844)	30,052,844	–	–	–
Issuance of warrants with debt	–	–	–	–	11,282	–	–	11,282
Stock-based compensation	–	–	–	–	561,032	–	–	561,032
Net loss	–	–	–	–	–	–	(2,686,537)	(2,686,537)
BALANCE – June 30, 2014	–	$–	21,385,217	$21,385	$40,232,630	$–	$(36,810,557)	$3,443,458

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

	For the Six Months Ended	Years Ended December 31,
	June 30, 2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,686,537)	$(2,689,763)	$(2,289,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,240	56,209	70,784
Impairment of intangible assets	–	–	7,497
Gain on disposal of fixed assets	(8,000)	(10,000)	(31,554)
Stock-based compensation	561,031	1,130,936	512,375
Interest expense – amortization of note discounts	313	303,379	164,934
Changes in operating assets and liabilities:
Accounts receivable	15,636	(9,784)	19,951
Prepaid expenses and other current assets	(27,116)	(16,988)	5,053
Other assets	(15,817)	–	–
Accounts payable and accrued expenses	(298,686)	(74,235)	654,425
Deferred revenue	–	(24,000)	24,000
Net cash used in operating activities	(2,424,936)	(1,334,246)	(862,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(5,165)	(18,421)	(9,341)
Purchase of property and equipment	(1,437,092)	(101,960)	(59,726)
Cash received from disposal of equipment	8,000	10,000	31,554
Net cash used in investing activities	(1,434,257)	(110,381)	(37,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,534,000	–	–
Proceeds from issuances of notes payable	4,500,000	2,025,000	892,500
Payment of notes payable	(25,000)	(250,000)	–
Common stock buy back	(822,153)	–	–
Repayment of subscription receivable	–	–	50,000
Net cash provided by financing activities	6,186,847	1,775,000	942,500

NET INCREASE IN CASH	2,327,654	330,373	42,782

CASH – beginning of period	375,235	44,862	2,080

CASH – end of period	$2,702,889	$375,235	$44,862

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$8,170	$34,954	$695
Income taxes paid	$800	$800	$–

(continued)

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

During the six months ended June 30, 2014, the Company entered into the following noncash transactions:

•	Issued 5,447,194 shares of common stock in exchange for approximately $7,217,000 of notes payable and accrued interest.

•	Issued 20,000 warrants to purchase common stock with a relative fair value of approximately $11,000 in connection with the issuance of notes payable and recorded as debt discount.

•	Issued 15,000 options to purchase common stock with a fair value of approximately $13,000 in connection with services rendered.

•	Shares cancelled and repurchased but not yet paid approximating $351,000.

During the year ended December 31, 2013, the Company entered into the following noncash transactions:

•	Issued 700,000 warrants to purchase common stock with a relative fair value of approximately $262,000 in connection with the issuance of notes payable and recorded as debt discount.

•	Issued 560,541 options to purchase common stock valued at approximately $729,000 to satisfy certain accrued expenses.

During the year ended December 31, 2012, the Company completed the following significant noncash transactions:

•	Issued 1,023,334 warrants to purchase common stock with a relative fair value of approximately $206,000 in connection with the issuance of notes payable and recorded such amount as a debt discount.

•	Issued 3,361 common shares for services valued at approximately $5,000.

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc. (the “Company” or “QuantumSphere”) was organized under the laws of the State of California on January 31, 2003. The Company has developed a process to manufacture metallic nanopowders with end-use applications in the battery and chemical sectors. The Company’s products are used on a stand-alone basis, in the validation of Company nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis, and research, development and initial marketing of zinc-air battery products. The Company anticipates introducing zinc-air battery products on a commercial basis in the second quarter of 2015. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

In April 2014, the Company completed an Agreement and Plan of Merger (“Merger”) with Way Cool Imports, Inc. (“Way Cool”). Although from a legal perspective, Way Cool acquired QuantumSphere, from an accounting perspective, the Merger is viewed as a public shell reverse merger whereby QuantumSphere acquired Way Cool, which had insignificant assets, liabilities and operations. The Merger is viewed as a public shell reverse merger because post-Merger QuantumSphere’s shareholders own approximately 82% of the outstanding shares of the Company, QuantumSphere’s directors and officers now serve as the directors and officers of the Company, and the operations of QuantumSphere is the ongoing business of the Company. Therefore, the merger has been accounted for as a recapitalization of QuantumSphere, which resulted in QuantumSphere becoming a public company. All outstanding stock options and warrants are exercisable into shares of common stock of the legal parent entity.

As part of the closing of the merger, Way Cool was renamed QuantumSphere, Inc. In addition, on April 25, 2014, QuantumSphere, the wholly-owned subsidiary, was merged into the Company and was dissolved.

In June 2014, the Company elected to change its year end from December 31 to June 30.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, realization of capitalized assets, valuation of equity instruments, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company does not grant customers the right to return the products after such products have been accepted. Amounts billed for shipping and handling are recorded as a component of net sales and the cost incurred for freight is included as a component of operating expenses in the statements of operations.

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2014 and December 31, 2013.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Accounts Receivable

The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations. There were no allowances for estimated uncollectible accounts at June 30, 2014 and December 31, 2013.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Purchased property and equipment is stated at cost, less accumulated depreciation. Repairs and maintenance of equipment are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Gains or losses on dispositions of property and equipment are included in the results of operations when realized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of terms of the leases or their estimated useful lives. Depreciation expense on assets acquired under capital leases is included in depreciation expense.

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2014, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the years presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology.

Impairment of Long-Lived Assets

Long-lived assets and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted future cash flows associated with them. Should the review indicate that an asset is not recoverable, the Company’s carrying value of the asset would be reduced by the estimated shortfall to fair value.

Fair Value of Financial Instruments and Certain Other Assets and Liabilities

The Company follows the guidance of U.S. GAAP with respect to assets and liabilities that are measured at fair value. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions
F-10

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments and Certain Other Assets and Liabilities (continued)

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and debt.  The carrying amount approximates fair value because of the short-term nature of these items.

The Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012.

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for research and development for new or improved processes to produce nanopowders as well as end use applications for the nanopowders are expensed until the production process or applications have been determined to be commercially viable. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

The Company provides for tax contingencies, if any, for federal, state and local exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing. Although the outcome of such matters is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

The Company calculates basic loss per share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if such additional common shares had been issued and were dilutive.

Potential common shares, consisting of options and warrants, totaling 13,629,643, 10,946,415 and 8,628,999 have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocates the related expense over the requisite service period. The expected volatility is based on the historical volatility of the Company’s stock as determined by its private placement offerings, the expected life of the award is based on the simplified method.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Risks and Uncertainties

The Company faces risks and uncertainties relating to its ability to successfully implement and fulfill its strategy. Among other things, these risks include the ability to obtain revenues; manage operations; competition; attract, retain and motivate qualified personnel; maintain and develop new strategic relationships; and the ability to anticipate and adapt to the changing nanotechnology market and any changes in government regulations.

Therefore, the Company may be subject to the risks of delays in consummating contracts with customers and suppliers, raising sufficient capital to achieve its objectives and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure. Technology and manufacturing companies with whom the Company is expected to compete, in general, are well capitalized. The Company is competing against entities with the financial and intellectual resources and expressed intent of performing rapid technological innovation. The Company’s resources are limited and must be allocated to focus objectives in order to succeed.

Going Concern

The Company has suffered recurring losses from operations from Inception and has limited working capital. As of June 30, 2014, the Company had an accumulated deficit of approximately $36.8 million. The Company’s activities will necessitate significant uses of working capital beyond 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently attempting to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

3. SELECTED FINANCIAL STATEMENT CAPTIONS

Property and equipment as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Production equipment	$1,775,638	$409,646
Computer equipment and software	53,203	31,085
Office furniture and equipment	8,751	7,257
Leasehold improvements	5,609	-
Scientific equipment	55,077	13,198
Lab furniture and fixtures	52,655	52,655
	1,950,933	513,841
Accumulated depreciation	(417,345)	(385,525)

	$1,533,588	$128,316

Accounts payable and accrued expenses as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Stock cancellation liability (Note 6)	$351,276	$-
Accounts payable	61,623	78,743
Other accrued professional fees	30,683	10,142
Accrued compensation and related expenses	23,747	499,783
Accrued legal	18,493	127,947
Accrued interest	-	281,333
Other accrued expenses	15,229	24,794

	$501,051	$1,022,742

At December 31, 2013, accrued expenses included approximately $500,000 of accrued compensation. During 2013, the Company granted options to purchase common stock to satisfy a portion of the related accrued compensation. See Note 6.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

4. NOTE PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The second loan in the amount of $500,000 is to be funded upon: (a) the Company having secured additional equity financing of not less than $3,000,000 on or before December 31, 2014; (b) the monthly payments on the initial loan being made as agreed; and (c) the Company not in default on any of its obligations with any of its creditors. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants vest upon the second funding of $500,000. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. The Company has not yet met the conditions for funding on the second note.

5. CONVERTIBLE NOTES PAYABLE

Beginning in April 2012 and through May 2013, the Company issued convertible promissory notes (“Series K Notes”) totaling $1,167,500. The Series K Notes had a term of ninety days, bore interest at 10% per annum, with a default rate of 18% per annum, and convertible into common stock at $0.7159 per share, at the option of the holder. In February 2014, the Company repaid a Series K Note of $25,000 in principal and $7,240 of accrued interest. On April 22, 2014, all remaining Series K Notes and accrued interest were converted into approximately 2,002,700 shares of common stock in connection with the Merger described in Note 1. Also in connection with the Series K Notes, the Company issued warrants to purchase 1,556,667 shares of common stock, exercisable for a period of five years at $0.75 per share. The Company recorded a debt discount comprising the relative fair value of the warrants and a beneficial conversion feature relating to the issuance of such notes. All related debt discounts were fully amortized as of June 30, 2014. As of June 30, 2014, all related warrants were outstanding.

In June and July 2013, the Company issued convertible promissory notes (“Series L Notes”) totaling $1,000,000. The Series L Notes were due December 31, 2013 and bore interest at the rate of 5% per annum, with a default rate of 18% per annum. On April 22, 2014, the Series L Notes were mandatorily converted into approximately 834,000 shares of common stock and 500,400 warrants to purchase common stock upon the Merger described in Note 1. Such warrants have a term of five years and an exercise price of $1.50 per share. As of June 30, 2014, all related warrants were outstanding.

QUANTUMSPHERE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

5. CONVERTIBLE NOTES PAYABLE (continued)

In July 2013, the Company issued convertible promissory notes (“Series M Notes”) totaling $500,000. The Series M Notes were due March 31, 2014 and bore interest at the rate of 15% per annum, with a default rate of 18% per annum. On April 22, 2014, the Series M Notes were mandatorily converted into approximately 310,100 shares of common stock and 155,100 warrants to purchase common stock upon the Merger described in Note 1. Such warrants have a term of five years and an exercise price of $1.50 per share. As of June 30, 2014, all related warrants were outstanding.

In January and February 2014, the Company issued additional Series M Notes totaling $4,000,000. On April 22, 2014, the Series M Notes were mandatorily converted into approximately 2,300,400 shares of common stock and 1,150,200 warrants to purchase common stock upon the Merger described in Note 1. Such warrants have a term of five years and an exercise price of $1.50 per share. As of June 30, 2014, all related warrants were outstanding.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of June 30, 2014, the Company had approximately $351,000 of accrued liabilities associated with the share cancellation.

Convertible Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of convertible preferred stock with a $0.001 par value.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company, under which 4,000,000 shares of common stock were authorized for issuance.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

6. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock Options (continued)

Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. In 2012, the shares authorized for issuance were increased to 6,000,000 shares of common stock. In 2014, the shares authorized for issuance were increased to 7,500,000 shares of common stock. As of June 30, 2014, there were 1,411,422 shares of common stock available for grant under the 2004 Plan.

During the six months ended June 30, 2014, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 161,000 shares of common stock, which are exercisable at a price of $2.00 per share, collectively (the “2014 Options”).

During the year ended December 31, 2013, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 2,170,540 shares of common stock, which are exercisable at a price ranging from $1.30 to $1.80 per share, collectively (the “2013 Options”). As payment for a portion of accrued compensation of approximately $729,000 to consultants, 560,541 of the 2013 Options were issued.

During the year ended December 31, 2012, the Company issued options to purchase 522,666 shares of common stock to employees, officers, directors, advisory board and consultants, collectively (the “2012 Options”) and are exercisable at a price of $1.50 per share.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012:

	2014	2013	2012
Risk free interest rate	0.8% - 1.7%	1.0% - 1.4%	0.6% - 0.8%
Expected term	6 years	6 years	6 years
Expected volatility	44.5% - 44.9%	45.1% - 45.5%	34.7% - 42.7%
Dividend yield	–	–	–

Stock compensation expense related to options was $544,000, $1,044,000 and $395,000 for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation costs related to non-vested stock options was $1,329,000 as of June 30, 2014. The related cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

6. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock Options (continued)

A summary of the status of the options granted is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – December 31, 2011	3,718,415	$1.48
Granted	522,666	$1.50
Forfeited or expired	(406,877)	$1.49
Outstanding – December 31, 2012	3,834,204	$1.48
Granted	2,170,540	$1.50
Forfeited or expired	(30,000)	$1.45
Outstanding – December 31, 2013	5,974,744	$1.47	6.6
Granted	161,000	$2.00
Forfeited or expired	(47,666)	$1.46
Outstanding – June 30, 2014	6,088,078	$1.48	6.3

Exercisable:
December 31, 2013	4,311,793	$1.37	5.5
June 30, 2014	4,639,173	$1.46	5.4

A summary of the status of the Company’s nonvested options and changes are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2011	750,704	$0.83
Granted	522,666	$0.52
Vested	(627,361)	$0.71
Forfeited	(45,714)	$1.01
Nonvested - December 31, 2012	600,295	$0.68
Granted	2,170,540	$0.82
Vested	(1,107,139)	$1.00
Nonvested - December 31, 2013	1,663,696	$0.65
Granted	161,000	$0.60
Forfeited	(15,826)	$0.55
Vested	(359,965)	$0.59
Nonvested – June 30, 2014	1,448,905	$0.67

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

6. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock Options (continued)

The aggregate intrinsic value of vested and exercisable stock options was approximately $1,296,000 and $1,227,000 as of June 30, 2014 and December 31, 2013, respectively.

Warrants

During the six months ended June 30, 2014, the Company issued warrants to purchase 250,000 shares of common stock that vested immediately, exercisable for a period of seven years at $2.00 per share to the board of directors of the Company.

During the year ended December 31, 2013, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for a period of seven years at $1.30 per share, to a member of management subject to satisfaction of certain vesting conditions and are exercisable for up to seven years.

During the year ended December 31, 2012, the Company issued warrants to purchase 550,000 shares of common stock, exercisable for a period of seven years at $1.50 per share, to certain members of management subject to satisfaction of certain vesting conditions.

The fair value of warrants granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012:

	2014	2013	2012
Risk free interest rate	1.8%	1.5%	1.1%
Expected term	5 years	7 years	7 years
Expected volatility	44.9%	45.3%	34.9%
Dividend yield	–	–	–

Stock compensation expense related to warrants was $17,000, $87,000 and $117,000 for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation costs related to non-vested warrants was $232,000 as of June 30, 2014. The related cost is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.

During 2014, the Company also issued warrants in connection with the issuance of a note payable. See Note 4. During 2013 and 2012, the Company also issued warrants in connection with the issuance of convertible notes payable. See Note 5.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

6. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Warrants (continued)

A summary of the status of all warrants granted is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – December 31, 2011	4,843,977	$2.46
Granted	1,573,334	$1.09
Outstanding – December 31, 2012	6,417,311	$2.13
Granted	1,200,000	$0.98
Forfeited	(356,944)	$1.50
Outstanding – December 31, 2013	7,260,367	$1.97	3.0
Granted	2,719,145	$1.56
Forfeited	(520,710)	$3.25
Outstanding – June 30, 2014	9,458,802	$1.81	3.5
Exercisable:
December 31, 2013	6,635,367	$2.02	2.7
June 30, 2014	8,990,470	$1.84	3.4

A summary of the status of the Company’s nonvested warrants granted in exchange for services or under compensation arrangements is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2011	1,004,166	$0.55
Granted	550,000	$0.57
Vested	(531,945)	$0.55
Nonvested - December 31, 2012	1,022,221	$0.56
Granted	1,200,000	$0.98
Forfeited	(356,944)	$0.57
Vested	(1,240,277)	$0.55
Nonvested - December 31, 2013	625,000	$0.59
Granted	2,719,145	$0.71
Vested	(2,875,813)	$0.70
Nonvested – June 30, 2014	468,332	$0.61

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

6. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Warrants (continued)

The aggregate intrinsic value of vested and exercisable warrants was approximately $1,892,000 and $1,908,000 as of June 30, 2014 and December 31, 2013, respectively.

7. INCOME TAXES

For the six months ended June 30, 2014 and years ended December 31, 2013 and 2012, the provision for income taxes consists entirely of state income taxes.

The following is a reconciliation of the provision for income taxes computed at the statutory federal rate of 34% to the net provision for income taxes for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012:

	2014	2013	2012
Benefit at statutory rate (34%)	$(913,000)	$(914,000)	$(778,000)
State tax benefit, net of federal tax benefit	(124,000)	(115,000)	(137,000)
Stock based compensation and other	192,000	240,000	512,000
Change in valuation allowance	845,800	789,800	403,800
Net provision for income taxes	$800	$800	$800

Significant components of deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 consist of tax net operating loss carryforwards offset by full valuation allowances on deferred tax assets. Management believes that, based on a number of factors, including the available objective evidence it is more likely than not that deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

As of June 30, 2014 and December 31, 2013, the Company’s deferred tax assets were primarily comprised of net operating losses totaling approximately $9,800,000 and $9,100,000, respectively. As of June 30, 2014, the Company had federal and state tax net operating loss carryforwards of approximately $24,633,000 and $24,618,000, respectively. If unused, the federal and state net operating losses begin to expire in 2024 and 2014, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

7. INCOME TAXES (continued)

The Company does not believe it has any uncertain income tax positions that could materially affect its financial statements. The Company’s federal and state income tax returns remain open to agency examination for the standard statute length of time after filing.

8. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease commitments for equipment through December 2016 and real property through February 2017. Rent expense under operating leases is recognized on the straight-line basis over the term of the leases. Rent expense for the six months ended June 30, 2014 and years ended December 31, 2013 and 2012 were approximately $42,000, $104,000 and $109,000, respectively.

Future minimum lease payments under operating leases approximate the following for the fiscal years ending June 30:

2015	$103,000
2016	105,000
2017	71,000

$279,000

9. CONCENTRATIONS

For the six months ended June 30, 2014, 44% of net sales were to South Korea and 17% of net sales were to Japan. For the year ended December 31, 2013, $157,887, or 65%, of net sales was to one customer located in Israel. For the year ended December 31, 2012, $112,816, or 58%, of net sales was to one customer located in Israel and $39,145, or 20%, of net sales was to four customers located in Japan. No other significant customers or foreign sales were noted during the years ended December 31, 2013 and 2012.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2014 and
Years Ended December 31, 2013 and 2012

10. COMPARABLE YEAR INFORMATION (UNAUDITED)

The Company’s condensed statement of operations was as follows for the six months ended June 30, 2013:

Net Sales	$87,773
Cost of Sales	91,904
Gross Profit (Loss)	(4,131)
Operating Expenses
Research and development	316,855
Selling, marketing and advertising	2,174
General and administrative	413,856
Total Operating Expenses	732,885
Loss from Operations	(737,016)
Other Income (Expense)	(279,597)

Net Loss	$(1,016,613)
Basic and Diluted Loss Per Common Share	$(0.09)
Basic and Diluted Weighted-Average Common Shares Outstanding	11,056,059

Potential common shares, consisting of options and warrants, totaling 10,424,412 have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive.

11. SUBSEQUENT EVENTS (UNAUDITED)

In August 2014, 175,000 options were exercised at a price of $1.00 each.

