Form 10-Q
period 2014-09-30
QUANTUMSPHERE, INC.
filed 2014-11-14
CIK 1387135

FORM 10-Q QUARTERLY REPORT SEPTEMBER 30, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2014:  22,235,217

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

2

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014 (unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$1,509,807	$2,702,889
Accounts receivable	1,433	3,183
Prepaid expenses and other current assets	80,651	57,003
Total current assets	1,591,891	2,763,075

Property and equipment, net	1,608,298	1,533,588
Patents, net	112,617	112,299
Other assets	24,578	24,578

Total assets	$3,337,384	$4,433,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$528,605	$501,051
Note payable, net of discount	143,563	130,786
Total current liabilities	672,168	631,837

Notes Payable, long-term portion, net of discount	312,988	358,245

Total Liabilities	985,156	990,082

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 21,560,217 and 21,385,217 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	21,560	21,385
Additional paid-in capital	40,639,476	40,232,630
Accumulated deficit	(38,308,808)	(36,810,557)
Total stockholders’ equity	2,352,228	3,443,458

Total liabilities and stockholders’ equity	$3,337,384	$4,433,540

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Net Sales	$14,023	$85,017

Cost of Sales	241,510	85,420

Gross Loss	(227,487)	(403)

Operating Expenses
Research and development	594,254	184,281
Selling, marketing and advertising	5,967	1,220
General and administrative	646,036	377,182
Total operating expenses	1,246,257	562,683

Loss from Operations	(1,473,744)	(563,086)

Other Expense
Interest expense, net	(23,568)	(68,698)
Interest expense – amortization of note discounts	(939)	(86,471)
Total other expense, net	(24,507)	(155,169)

Net Loss	$(1,498,251)	$(718,255)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.06)

Basic and Diluted Weighted-Average Common Shares Outstanding	21,455,597	11,056,059

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,498,251)	$(718,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,274	14,491
Stock based compensation expense	232,021	171,411
Change in warrants liabilities	-	(201,515)
Discount amortization on note payable	939	287,986
Changes in operating assets and liabilities:
Accounts receivable	1,750	4,802
Prepaid expenses and other current assets	(23,648)	(29,295)
Accounts payable and accrued expenses	88,972	125,153
Deferred revenue	-	30,750
Net cash used in operating activities	(1,103,943)	(314,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(1,527)	(6,550)
Purchase of property and equipment	(167,775)	(37,386)
Net cash used in investing activities	(169,302)	(43,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	-	900,000
Payments of notes payable	(33,419)	-
Common stock buy back	(61,418)	-
Proceeds from exercise of common stock options	175,000	-
Net cash provided by financing activities	80,163	900,000

NET INCREASE (DECREASE) IN CASH	(1,193,082)	541,592

CASH – beginning of period	2,702,889	389,394

CASH – end of period	$1,509,807	$930,986

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$23,618	$807

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Company”). On April 22, 2014, the Company entered into an Agreement and Plan of Merger (“Merger”) with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with Way Cool Merger Sub, Inc., a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of the Company. As a result of the Merger, QSI became a wholly-owned subsidiary of the Company, and the Company issued shares of the Company’s common stock to holders of QSI common stock at a rate of one-to-one. Although from a legal perspective the Company acquired QSI, from an accounting perspective the Merger is viewed as a public shell reverse merger whereby QSI acquired the Company, which had insignificant assets, liabilities, and operations.

The Merger is viewed as a public shell reverse merger because post-Merger QSI’s shareholders own approximately 82% of the outstanding shares of the Company, QSI’s directors and officers now serve as the directors and officers of the Company, and the operations of QSI are the ongoing business of the Company. Therefore, the merger has been accounted for as a recapitalization of QSI, which resulted in QSI becoming a public company. All outstanding stock options and warrants are exercisable into shares of common stock of the legal parent entity.

Subsequent to the Merger, on April 25, 2014, the Company filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Company. The merger of the Company with QSI, its then wholly-owned subsidiary, is referred to as a short-form merger (the “Short-Form Merger”). As part of the Articles of Merger, the Company amended its Articles of Incorporation to change its name from “Way Col Imports, Inc.” to “Quantumsphere, Inc.”

In June 2014, the Company elected to change its year end from December 31 to June 30.

Since beginning operations in 2003, we have developed a process to manufacture metallic nanopowders with end-use applications in the battery and chemicals sector. The Company’s products are used on a stand-alone basis, in the validation of Company’s nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis, and research, development, and initial marketing of zinc-air battery products. The Company anticipates introducing zinc-air battery products on a commercial basis in the second quarter of 2015. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2014 was derived from audited financial statements. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to our Annual Report on Form 10-K for the year ended June 30, 2014.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2014, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology.

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

Potential common shares, consisting of options and warrants, totaling 12,271,327 and 11,688,395, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three months ended September 30, 2014 and 2013, respectively.

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

Going Concern

The Company has suffered recurring losses from operations from inception and has limited working capital. As of September 30, 2014, the Company had an accumulated deficit of approximately $38.3 million. The Company’s activities will necessitate significant uses of working capital beyond 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently attempting to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

3. NOTE PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The second loan in the amount of $500,000 is to be funded upon: (a) the Company having secured additional equity financing of not less than $3,000,000 on or before December 31, 2014; (b) the monthly payments on the initial loan being made as agreed; and (c) the Company is not in default on any of its obligations with any of its creditors. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants vest upon the second funding of $500,000. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. The Company has not yet met the conditions for funding on the second note.

4. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2014, the Company had approximately $290,000 of accrued liabilities associated with the share cancellation.

Stock Options

During the three months ended September 30, 2014, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 80,000 shares of common stock, which are exercisable at a price of $2.00 per share.

In August of 2014, 175,000 options were exercised at a price of $1.00 per share.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Risk free interest rate	0.89%	1.40%
Expected term	5 years	6 years
Expected volatility	44.2%	45.3%
Dividend yield	–	–

5. CONCENTRATIONS

For the three months ended September 30, 2014, 55% of net sales were to Asia and 24% of net sales were to Canada. For the three months ended September 30, 2013, 61% of net sales were to Israel and 25% of net sales were to Asia. For the three months ended September 30, 2014, 69% of net sales were to two customers. For the three months ended September 30, 2013, 74% of net sales were to two customers.

6. SUBSEQUENT EVENTS

In October 2014, 415,000 common stock options were exercised at a price of $1.00 each.

In November 2014, 260,000 common stock options were exercised at a price of $1.00 each.

Effective November 1, 2014, Dr. Douglas Carpenter, CTO of the Company, is taking a medical leave of absence. It is presently unknown how long Dr. Carpenter will be on leave, but Company management is confident that it has the necessary resources in place to handle all of Dr. Carpenter’s day-to-day duties and his absence will not have a material effect on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of our Form 10-KT filed on September 26, 2014, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

QuantumSphere, Inc. was incorporated in the State of Nevada on December 1, 2005 and formerly known as Way Cool Imports, Inc. (“WYCC”). On April 22, 2014, WYCC entered into the Merger Agreement with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with Way Cool Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of WYCC. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of WYCC. As part of the merger, WYCC issued 17,185,217 shares of common stock to QSI shareholders, options to purchase 5,942,078 shares of common stock, and warrants to purchase 9,883,233 shares of common stock. The merger was considered a public shell reverse merger and, accordingly, accounted for as a recapitalization of QSI.

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

On June 23, 2014, we reported our decision to change our fiscal year end to June 30 from a fiscal year ending on December 31. This action created a “transition period” (as defined), which is the six month period ended June 30, 2014. Under the SEC’s reporting rules, a registrant is required to file a separate transition report for transition periods that cover a period of six months or greater. Rule 13a-10 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires registrants that have a transition period of six months or greater to file audited financial statements for that transition period on the form appropriate for annual reports of the registrant. Accordingly, our audited statement of operations and cash flows for the six month transition period ended June 30, 2014 were filed on Form 10-KT on September 26, 2014.

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

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2014, nine patents have been issued and three patents are pending approval. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of our Form 10-KT filed on September 26, 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following discussions are based on the consolidated balance sheets as of September 30, 2014 and June 30, 2014 and statements of operations for the three months ended September 30, 2014 and September 30, 2013 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The column entitled “Dollar variance” shows the change in results in dollars. This column shows favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	2014	2013	Dollar variance favorable (unfavorable)

Net Sales	$14,023	$85,017	$(70,994)

Cost of Sales	241,510	85,420	(156,090)

Gross Loss	(227,487)	(403)	(227,084)

Operating Expenses
Research and development	594,254	184,281	(409,973)
Selling, marketing and advertising	5,967	1,220	(4,747)
General and administrative	646,036	377,182	(268,854)
Total operating expenses	1,246,257	562,683	(683,574)

Loss from Operations	(1,473,744)	(563,086)	(910,658)

Other Expense
Interest expense, net	(23,568)	(68,698)	45,130
Interest expense – amortization of note discounts	(939)	(86,471)	85,532
Total other expense, net	(24,507)	(155,169)	130,662

Net Loss	$(1,498,251)	$(718,255)	$(779,996)

Net Sales. Net sales decreased by $70,994 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, reflecting a decrease in sales of various nanomaterials and electrodes.

For the three months ended September 30, 2014 and 2013, 69% and 74% of net sales were to two and two companies, respectively.

For the three months ended September 30, 2014, 55% of net sales were to Asia. For the three months ended September 30, 2013, 61% of net sales were to Israel and 25% of net sales were to Asia.

Gross Loss.  Gross loss increased by $227,084 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase resulted from decrease of $70,994 in sales and increases of $210,762 in manufacturing salaries and related expenses, $91,719 in utilities, $75,673 in depreciation, $68,458 in production materials, and $16,253 in miscellaneous expenses, offset by $306,775 allocation of nano iron production costs to research and development.

Research and Development. Research and development expenses increased by $409,973 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase resulted from increases of $306,775 in production of nano iron for commercial validation purposes, $75,940 in salaries and related expenses due to more employees, and $36,657 in research on the MetAir® Ranger battery, offset by a decrease of $9,399 in miscellaneous expenses. Nano iron was produced to be placed in use in an ammonia plant in China to verify prior laboratory results and thus is considered to still be part of research & development. The nano iron provided is not considered a sale as no income is to be received for it.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $4,747 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase resulted from increases of $2,048 in marketing expense and $2,699 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $268,854 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase resulted from $83,071 in board members compensation, $52,640 in audit expense, $43,624 in legal expenses, $42,574 in business insurance, $26,810 in payroll and related expenses, $9,453 in outside consultants, and $10,682 in miscellaneous expenses.

Interest Expense. Interest expense decreased by $45,130 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease resulted from the conversion to common stock in April 2014 of $2,667,500 in convertible notes payable at September 30, 2013, offset by a new note payable of $500,000 at September 30, 2014.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $85,532 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease resulted from the conversion to common stock in April 2014 of $2,667,500 in convertible notes payable at September 30, 2013, offset by a new note payable of $500,000 at September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had current assets of $1,591,891, including $1,509,807 in cash and cash equivalents.

Cash decreased $1,193,082 from $2,702,889 at June 30, 2014 to $1,509,807 at September 30, 2014. Net cash used in operating activities of $1,103,943 in the three months ended September 30, 2014 included $1,498,251 operating loss and $23,648 increase in prepaid expenses, offset by non-cash expenses of $232,021 for stock based compensation, $94,274 for depreciation and amortization, and $939 for discounts on notes payable, and $88,972 increase for accounts payable and accrued expenses, and $1,750 decrease in accounts receivable. $314,472 in cash was used in operating activities for the three months ended September 30, 2013.

$169,302 of cash was used in investing activities in the three months ended September 30, 2014. $167,775 of cash was used for the purchase of property and equipment and $1,527 of cash was used for the development of patents. $43,936 of cash was used in investing activities in the three months ended September 30, 2013.

$80,163 in cash was provided by financing activities in the three months ended September 30, 2014. $175,000 was provided by the exercise of stock options offset by $61,418 common stock buy backs and $33,419 principal payments on a note payable. $900,000 in cash was provided by financing activities in the three months ended September 30, 2013.

Immediately prior to the consummation of the Merger, the Company completed a private placement of 1,267,000 units consisting of 1,267,000 shares of common stock and warrants to purchase 633,500 shares of common stock for $2,534,000 in cash and converted all of its debt obligations totaling $6,642,500 and $574,281 in related interest expense into 5,447,194 shares of common stock and warrants to purchase 1,805,645 shares of common stock. Upon consummation of the Merger, the Company did not have any outstanding debt instruments. The Company incurred a $500,000 note payable in June 2014.

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2014, the Company had approximately $290,000 of accrued liabilities associated with the share cancellation.

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

Other Commitments and Contingencies

Our commitments and contingencies as of September 30, 2014 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending September 30,	Amount
2015	$103,286
2016	106,253
2017	44,049
Total	$253,588

The above minimum lease payments include a new lease for our principal corporate offices that was signed in March 2014. The lease period is from March 2014 through February 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officers further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

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

The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUMSPHERE, INC.

Date: November 14, 2014

By:	/s/Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/Stephen Gillings
Stephen Gillings, Chief Financial Officer

