Form 10-Q
period 2014-12-31
QUANTUMSPHERE, INC.
filed 2015-02-17
CIK 1387135

FORM 10-Q QUARTERLY REPORT DECEMBER 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ . No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ . No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 16, 2015:  22,255,217

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Transition Report on Form 10-KT filed on September 26, 2014, as updated through this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	December 31, 2014 (unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$1,146,787	$2,702,889
Accounts receivable	548	3,183
Prepaid expenses and other current assets	86,953	57,003
Total current assets	1,234,288	2,763,075

Property and equipment, net	1,524,772	1,533,588
Patents, net	113,915	112,299
Other assets	24,578	24,578

Total assets	$2,897,553	$4,433,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$385,961	$501,051
Note payable, net of discount	149,346	130,786
Total current liabilities	535,307	631,837

Notes Payable, long-term portion, net of discount	273,414	358,245

Total Liabilities	808,721	990,082

Stockholders’ Equity
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,255,217 and 21,385,217 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	22,255	21,385
Additional paid-in capital	41,583,278	40,232,630
Accumulated deficit	(39,516,701)	(36,810,557)
Total stockholders’ equity	2,088,832	3,443,458

Total liabilities and stockholders’ equity	$2,897,553	$4,433,540

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net Sales	$11,881	$71,271	$25,904	$156,288

Cost of Sales	2,830	25,351	5,667	53,279

Gross Profit	9,051	45,920	20,237	103,009

Operating Expenses
Research and development	599,744	290,909	1,432,671	532,682
Selling, marketing and advertising	5,788	25,175	11,755	26,395
General and administrative	607,824	558,947	1,253,860	936,129
Total operating expenses	1,213,356	875,031	2,698,286	1,495,206

Loss from Operations	(1,204,305)	(829,111)	(2,678,049)	(1,392,197)

Other Expense
Interest expense, net	(17,884)	(124,984)	(41,502)	(193,682)
Interest expense – amortization of note discounts	(939)	-	(1,878)	(86,471)
Other income	15,235	-	15,285	-
Total other expense, net	(3,588)	(124,984)	(28,095)	(280,153)

Loss Before Provision for Income Taxes	(1,207,893)	(954,095)	(2,706,144)	(1,672,350)

Provision for Income Taxes	-	800	-	800

Net Loss	$(1,207,893)	$(954,895)	$(2,706,144)	$(1,673,150)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.09)	$(0.12)	$(0.15)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,031,685	11,056,059	21,742,690	11,056,059

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,706,144)	$(1,673,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,156	28,481
Stock based compensation expense	481,519	318,121
Change in warrants liabilities	-	(65,556)
Discount amortization on note payable	1,878	152,027
Changes in operating assets and liabilities:
Accounts receivable	2,635	(4,133)
Prepaid expenses and other current assets	(29,950)	(2,599)
Accounts payable and accrued expenses	(21,671)	412,510
Net cash used in operating activities	(2,080,577)	(834,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(4,035)	(9,492)
Purchase of property and equipment	(179,921)	(70,368)
Net cash used in investing activities	(183,956)	(79,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	-	900,000
Principal payments of notes payable	(68,149)	-
Common stock buy back	(93,420)	-
Proceeds from exercise of common stock options	870,000	-
Net cash provided by financing activities	708,431	900,000

NET INCREASE (DECREASE) IN CASH	(1,556,102)	(14,159)

CASH – beginning of period	2,702,889	389,394

CASH – end of period	$1,146,787	$375,235

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$41,502	$1,121
Income taxes paid	$-	$800

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Company”). On April 22, 2014, the Company entered into an Agreement and Plan of Merger (“Merger”) with QuantumSphere, Inc., a California corporation (“QSI”), whereby, QSI would merge with Way Cool Merger Sub, Inc., a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of the Company. As a result of the Merger, QSI became a wholly-owned subsidiary of the Company, and the Company issued shares of the Company’s common stock to holders of QSI common stock at a rate of one-to-one.

The Merger was accounted for as a public shell reverse merger because post-Merger QSI’s shareholders own approximately 82% of the outstanding shares of the Company, QSI’s directors and officers now serve as the directors and officers of the Company, and the operations of QSI are the ongoing business of the Company. Prior to the merger, the Company had insignificant assets, liabilities, and operations. Therefore, the merger has been accounted for as a recapitalization of QSI, which resulted in QSI becoming a public company. All outstanding stock options and warrants are exercisable into shares of common stock of the legal parent entity.

Subsequent to the Merger, on April 25, 2014, the Company filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Company. The merger of the Company with QSI, its then wholly-owned subsidiary, is referred to as a short-form merger (the “Short-Form Merger”). As part of the Articles of Merger, the Company amended its Articles of Incorporation to change its name from “Way Cool Imports, Inc.” to “Quantumsphere, Inc.”

In June 2014, the Company elected to change its year end from December 31 to June 30.

Since commencing operations in 2003, QSI has developed a process to manufacture metallic nanopowders with end-use applications in the battery and chemicals sector. The Company’s products are used on a stand-alone basis, in the validation of Company’s nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis, and research, development, and initial marketing of zinc-air battery products. The Company anticipates introducing zinc-air battery products on a commercial basis in the second calendar quarter of 2015  . The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2014 was derived from the audited financial statements filed in Form 10-KT on September 26, 2014. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to our Transition Report on Form 10-KT for the year ended June 30, 2014 and our Form 8-K concerning the Merger filed on June 16, 2014, and as amended on July 7, 2014.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2014, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology.

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

Potential common shares, consisting of options and warrants, totaling 12,052,572 and 10,946,415, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended December 31, 2014 and 2013, respectively.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform with current year presentation, in particular with regard to enhanced allocation of research and development costs that were previously classified as cost of goods sold.

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

Going Concern

The Company has incurred recurring losses from operations from inception and has limited working capital. As of December 31, 2014, the Company had an accumulated deficit of approximately $39.5 million. The Company’s activities will necessitate significant uses of working capital beyond 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently attempting to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

3. NOTE PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The second loan in the amount of $500,000 was to be funded upon: (a) the Company having secured additional equity financing of not less than $3,000,000 on or before December 31, 2014; (b) the monthly payments on the initial loan being made as agreed; and (c) the Company is not in default on any of its obligations with any of its creditors. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants vest upon the second funding of $500,000. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. The Company did not meet the additional equity requirement for funding of the second loan of $500,000 as of December 31, 2014.

4. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of December 31, 2014, the Company had approximately $258,000 of accrued liabilities associated with the share cancellation.

Stock Options

During the six months ended December 31, 2014, 870,000 options were exercised at a price of $1.00 per share.

During the six months ended December 31, 2014, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 520,000 shares of common stock, which are exercisable at a price of $2.00 per share.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the six months ended December 31, 2014 and 2013:

Six Months Ended December 31,
	2014	2013
Risk free interest rate	1.14% - 1.75%	1.03% - 2.71%
Expected term	3 - 5 years	6 years
Expected volatility	51.8% - 52.1%	43.8% - 45.5%
Dividend yield	–	–

5. CONCENTRATIONS

For the three months ended December 31, 2014, 34% of net sales were to customers in Asia and 26% of net sales were to customers in Europe. For the three months ended December 31, 2013, 72% of net sales were to a customer in Israel. For the three months ended December 31, 2014, 70% of net sales were to four customers. For the three months ended December 31, 2013, 83% of net sales were to two customers.

For the six months ended December 31, 2014, 46% of net sales were to customers in Asia and 15% of net sales were to customers in Europe. For the six months ended December 31, 2013, 66% of net sales were to a customer in Israel and 17% of net sales were to customers in Asia. For the six months ended December 31, 2014, 48% of net sales were to three customers. For the six months ended December 31, 2013, 66% of net sales were to one customer.

6. SUBSEQUENT EVENTS

Dr. Douglas Carpenter, CTO of the Company, continues to be on a medical leave of absence that began on November 1, 2014. It is presently unknown how long Dr. Carpenter will be on leave, but Company management is confident that it has the necessary resources in place to handle all of Dr. Carpenter’s day-to-day duties and his absence will not have a material effect on the Company or its business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of our Transition Report on Form 10-KT filed on September 26, 2014, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

These forward-looking statements may relate to the following:

•	our future operating results and business prospects;

•	our ability to develop and market products that compete effectively in our targeted market segments;

•	Successful completion of large-scale commercial validation of our QSI- Nano ® iron catalysts;

•	market acceptance of our current and future products and the degree and nature of our competition;

•	our ability to meet customer demand;

•	our ability to protect and enforce our current and future intellectual property;

•	our ability to obtain sufficient funding to continue to pursue our business plan;

•	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

•	our ability to manage our foreign manufacturing and development operations and international business risks;

•	the loss of any of our key members of management;

•	changes in our industry, interest rates or the general economy; and

•	changes in governmental regulations, tax rates and similar matters.

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

Overview

QuantumSphere, Inc. was incorporated in the State of Nevada on December 1, 2005 and formerly known as Way Cool Imports, Inc. (“WYCC”). On April 22, 2014, WYCC entered into the Merger Agreement with QuantumSphere, Inc., a California corporation (“QSI”), whereby, QSI would merge with Way Cool Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of WYCC. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of WYCC. As part of the merger, WYCC issued 17,185,217 shares of common stock to QSI shareholders, options to purchase 5,942,078 shares of common stock, and warrants to purchase 9,883,233 shares of common stock. The merger was considered a public shell reverse merger and, accordingly, accounted for as a recapitalization of QSI.

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

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2014, nine patents have been issued and three patents are pending approval. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three and six months ended December 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of our Form 10-KT filed on September 26, 2014.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The following discussions are based on the consolidated balance sheets as of December 31, 2014 and June 30, 2014 and statements of operations for the three months ended December 31, 2014 and December 31, 2013 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Three Months Ended December 31,		Dollar variance favorable
	2014	2013	(unfavorable)

Net Sales	$11,881	$71,271	$(59,390)

Cost of Sales	2,830	25,351	22,521

Gross Profit	9,051	45,920	(36,869)

Operating Expenses
Research and development	599,744	290,909	(308,835)
Selling, marketing and advertising	5,788	25,175	19,387
General and administrative	607,824	558,947	(48,877)
Total operating expenses	1,213,356	875,031	(338,325)

Loss from Operations	(1,204,305)	(829,111)	(375,194)

Other Expense
Interest expense, net	(17,884)	(124,984)	107,100
Interest expense – amortization of note discounts	(939)	-	(939)
Other income	15,235	-	15,235
Total other expense, net	(3,588)	(124,984)	121,396

Loss Before Provision for Income Taxes	(1,207,893)	(954,095)	(253,798)

Provision for Income Taxes	-	800	800

Net Loss	$(1,207,893)	$(954,895)	$(252,998)

Net Sales. Net sales decreased by $59,390 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, primarily reflecting a decrease in sales of silver-palladium to one customer.

For the three months ended December 31, 2014 and 2013, 70% and 83% of net sales were to four and two customers, respectively.

For the three months ended December 31, 2014, 34% of net sales were to customers in Asia and 26% of net sales were to customers in Europe. For the three months ended December 31, 2013, 72% of net sales were to a customer in Israel.

Gross Profit.  Gross profit decreased by $36,869 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease resulted from a decrease of $59,390 in net sales offset by a related decrease of $22,521 in cost of sales.

Research and Development. Research and development expenses increased by $308,835 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase resulted from increases of $373,379 in production of nano iron for commercial validation purposes and $11,874 in research on the MetAir® Ranger battery, offset by a decrease of $75,906 in nano metals research and $512 in miscellaneous expenses. Nano iron produced and placed in use in an ammonia plant in China to verify prior laboratory results was classified as research & development.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $19,387 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease resulted from decreases of $21,066 in marketing expense offset by increases of $1,679 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $48,877 in December 31, 2014 compared to the three months ended December 31, 2013. The increase resulted from $202,818 in board members compensation ($173,478 related to stock-based compensation), $40,656 in business insurance, and $13,350 in audit/review expense, offset by $177,629 less legal expense ($190,609 in 2013 was for the reverse merger), $20,245 in payroll and related expenses, and $10,073 in miscellaneous expenses.

Interest Expense. Interest expense decreased by $107,100 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease resulted from the conversion to common stock in April 2014 of $2,667,500 in convertible notes payable at December 31, 2013, offset by a new note payable of $431,850 at December 31, 2014.

Other Income. Other income increased by $15,235 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. This was the result of refunds of prior years’ personal property taxes.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

The following discussions are based on the consolidated balance sheets as of December 31, 2014 and June 30, 2014 and statements of operations for the six months ended December 31, 2014 and December 31, 2013 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Six Months ended December 31,		Dollar variance favorable
	2014	2013	(unfavorable)

Net Sales	$25,904	$156,288	$(130,384)

Cost of Sales	5,667	53,279	47,612

Gross Profit	20,237	103,009	(82,772)

Operating Expenses
Research and development	1,432,671	532,682	(899,989)
Selling, marketing and advertising	11,755	26,395	14,640
General and administrative	1,253,860	936,129	(317,731)
Total operating expenses	2,698,286	1,495,206	(1,203,080)

Loss from Operations	(2,678,049)	(1,392,197)	(1,285,852)

Other Expense
Interest expense, net	(41,502)	(193,682)	152,180
Interest expense – amortization of note discounts	(1,878)	(86,471)	84,593
Other income	15,285		15,285
Total other expense, net	(28,095)	(280,153)	252,058

Loss Before Provision for Income Taxes	(2,706,144)	(1,672,350)	(1,033,794)

Provision for Income Taxes	-	800	800

Net Loss	$(2,706,144)	$(1,673,150)	$(1,032,994)

Net Sales. Net sales decreased by $130,384 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013, primarily reflecting a decrease in sales of silver-palladium to one customer and in addition a decrease in sales of various nanomaterials and electrodes.

For the six months ended December 31, 2014 and 2013, 48% and 66% of net sales were to three and one customers, respectively.

For the six months ended December 31, 2014, 46% of net sales were to customers in Asia and 15% of net sales were to customers in Europe. For the six months ended December 21, 2013, 66% of net sales were to a customer in Israel and 17% of net sales were to customers in Asia.

Gross Profit.  Gross profit decreased by $82,772 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The decreased resulted from a decrease of $130,384 in net sales offset by a related decrease of $47,612 in cost of sales.

Research and Development. Research and development expenses increased by $899,989 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The increase resulted from increases of $918,827 in production of nano iron for commercial validation purposes, $80,354 in salaries and related expenses due to more employees, $10,626 in research on the MetAir® Ranger battery, and $23,580 in miscellaneous expenses, offset by a decrease of $133,398 in nano metals research. Nano iron produced and placed in use in an ammonia plant in China to verify prior laboratory results was classified as research & development.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses decreased by $14,640 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The decrease resulted from a decrease of $19,018 in marketing expense offset by an increase of $4,378 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $317,731 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The increase resulted from $285,889 in board members compensation ($222,402 related to stock-based compensation), $83,230 in business insurance, $65,990 in audit/review expense, and $16,627 in miscellaneous expenses, offset by $134,005 less legal expenses ($190,609 in 2013 was for the reverse merger, $46,888 in 2014 was for public reporting matters).

Interest Expense. Interest expense decreased by $152,180 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The decrease resulted from the conversion to common stock in April 2014 of $2,667,500 in convertible notes payable at December 31, 2013, offset by a new note payable of $431,850 at December 31, 2014.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $84,593 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The decrease resulted from the conversion to common stock in April 2014 of $2,667,500 in convertible notes payable at December 31, 2013, offset by a new note payable of $431,850 at December 31, 2014.

Other Income. Other income increased by $15,285 in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. $15,235 was the result of refunds of prior years’ personal property taxes.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets of $1,234,288, including $1,146,787 in cash.

Cash decreased $1,556,102 from $2,702,889 at June 30, 2014 to $1,146,787 at December 31, 2014. Net cash used in operating activities of $2,080,577 in the six months ended December 31, 2014 included $2,706,144 operating loss, $29,950 increase in prepaid expenses, and $21,671 decrease in accounts payable and accrued expenses, offset by non-cash expenses of $481,519 for stock based compensation, $191,156 for depreciation and amortization, and $2,635 decrease in accounts receivable and $1,878 for discounts on notes payable. $834,299 in cash was used in operating activities for the six months ended December 31, 2013.

$183,956 of cash was used in investing activities in the six months ended December 31, 2014. $179,921 of cash was used for the purchase of property and equipment and $4,035 of cash was used for the development of patents. $79,860 of cash was used in investing activities in the six months ended December 31, 2013.

$708,431 in cash was provided by financing activities in the six months ended December 31, 2014. $870,000 was provided by the exercise of stock options, offset by $93,420 common stock buy backs and $68,149 principal payments on a note payable. $900,000 in cash was provided by financing activities in the six months ended 31, 2013.

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

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of December 31, 2014, the Company had approximately $258,000 of accrued liabilities associated with the share cancellation.

The Company estimates that, as of the date of this filing, its current cash will be depleted by the end of April 2015. The Company is currently seeking sources of additional funding, either in the form of debt or equity. In the event additional funding is not obtained in time, we plan to take measures to reduce our operating expenses, such as general and administrative, research and development, and selling, marketing and advertising. These measures may delay or adversely affect the commercial validation of our QSI- Nano ® iron catalysts and/or the commercialization of our metal-air batteries.

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

Other Commitments and Contingencies

Our commitments and contingencies as of December 31, 2014 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending December 31,	Amount
2015	$104,012
2016	107,006
2017	17,172
Total	$228,190

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: February 16, 2015

By:	/s/Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/Stephen Gillings
Stephen Gillings, Chief Financial Officer

