Form 10-Q
period 2015-03-31
QUANTUMSPHERE, INC.
filed 2015-05-15
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

 ¨. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2015:  22,261,884

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Transition Report on Form 10-KT filed on September 26, 2014, as updated through our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 and this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

-i-

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015 (unaudited)	June 30, 2014

ASSETS

Current Assets
Cash	$318,114	$2,702,889
Accounts receivable	11,165	3,183
Inventory	55,191	-
Prepaid expenses and other current assets	63,765	57,003
Total current assets	448,235	2,763,075

Property and equipment, net	1,442,447	1,533,588
Patents, net	112,705	112,299
Other assets	24,578	24,578

Total assets	$2,027,965	$4,433,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$343,864	$501,051
Note payable, net of discount	155,355	130,786
Total current liabilities	499,219	631,837

Notes Payable, long-term portion, net of discount	232,249	358,245

Total Liabilities	731,468	990,082

Stockholders’ Equity
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,261,884 and 21,385,217 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	22,262	21,385
Additional paid-in capital	41,920,034	40,232,630
Accumulated deficit	(40,645,799)	(36,810,557)
Total stockholders’ equity	1,296,497	3,443,458

Total liabilities and stockholders’ equity	$2,027,965	$4,433,540

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Net Sales	$16,829	$15,087	$42,733	$171,375

Cost of Sales	6,203	1,754	11,870	55,033

Gross Profit	10,626	13,333	30,863	116,342

Operating Expenses
Research and development	384,125	383,880	1,816,796	916,562
Selling, marketing and advertising	50,281	13,435	62,036	39,830
General and administrative	688,107	754,615	1,941,967	1,690,744
Total operating expenses	1,122,513	1,151,930	3,820,799	2,647,136

Loss from Operations	(1,111,887)	(1,138,597)	(3,789,936)	(2,530,794)

Other Expense
Interest expense, net	(16,272)	(225,178)	(57,774)	(418,860)
Interest expense – amortization of note discounts	(939)	-	(2,817)	(86,471)
Other income	-	5,000	15,285	5,000
Total other expense, net	(17,211)	(220,178)	(45,306)	(500,331)

Loss Before Provision for Income Taxes	(1,129,098)	(1,358,775)	(3,835,242)	(3,031,125)
Provision for Income Taxes	-	800	-	1,600

Net Loss	$(1,129,098)	$(1,359,575)	$(3,835,242)	$(3,032,725)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.12)	$(0.18)	$(0.27)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,255,291	11,056,059	21,911,063	11,056,059

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,835,242)	$(3,032,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,250	43,406
Stock based compensation expense	808,280	641,221
Change in warrants liabilities	-	(65,556)
Discount amortization on note payable	2,817	152,027
Changes in operating assets and liabilities:
Accounts receivable	(7,982)	3,756
Prepaid expenses and other current assets	(6,761)	(23,992)
Inventory	(55,191)	-
Accounts payable and accrued expenses	(45,303)	570,695
Net cash used in operating activities	(2,851,132)	(1,711,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(4,035)	(10,133)
Purchase of property and equipment	(193,480)	(923,154)
Net cash used in investing activities	(197,515)	(933,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	-	4,900,000
Payment of convertible note payable	-	(25,000)
Principal payments of notes payable	(104,244)	-
Common stock buy back	(111,884)	-
Proceeds from exercise of common stock options	880,000	-
Net cash provided by financing activities	663,872	4,875,000

NET INCREASE (DECREASE) IN CASH	(2,384,775)	2,230,545

CASH – beginning of period	2,702,889	389,394

CASH – end of period	$318,114	$2,619,939

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$52,505	$8,782
Income taxes paid	$-	$1,600

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Company”). On April 22, 2014, the Company entered into an Agreement and Plan of Merger (“Merger”) with QuantumSphere, Inc., a California corporation (“QSI”), whereby QSI merged with Way Cool Merger Sub, Inc., a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of the Company. As a result of the Merger, QSI became a wholly-owned subsidiary of the Company, and the Company issued shares of the Company’s common stock to holders of QSI common stock at a rate of one-to-one.

The Merger was accounted for as a public shell reverse merger because post-Merger QSI’s shareholders own approximately 82% of the outstanding shares of the Company, QSI’s directors and officers now serve as the directors and officers of the Company, and the operations of QSI are the ongoing business of the Company. Prior to the merger, the Company had insignificant assets, liabilities, and operations. Therefore, the merger has been accounted for as a recapitalization of QSI, which resulted in QSI becoming a public company. All outstanding stock options and warrants are exercisable into shares of common stock of the Company.

Subsequent to the Merger, on April 25, 2014, the Company filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Company. The merger of the Company with QSI, its then wholly-owned subsidiary, is referred to as a short-form merger. As part of the Articles of Merger, the Company amended its Articles of Incorporation to change its name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.”

In June 2014, the Company elected to change its year end from December 31 to June 30.

Since commencing operations in 2003, QSI has developed a process to manufacture metallic nanopowders with end-use applications in the chemicals and battery sectors. The Company’s products are used on a stand-alone basis in the validation of the Company’s nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis, and also used in research and development relating to gas to olefins synthesis. The Company’s products are also used in research, development, and initial marketing of zinc-air battery products. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

On May 5, 2015, the Company announced that commercial validation of its nano-iron catalyst had been achieved in a production-scale ammonia plant in China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2014 was derived from the audited financial statements filed in our Transition Report on Form 10-KT on September 26, 2014. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to our Transition Report on Form 10-KT for the transition period ended June 30, 2014 and our Form 8-K concerning the Merger filed on June 16, 2014, and as amended on June 16, 2014 and July 7, 2014.

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

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. At March 31, 2015 and June 30, 2014, the Company did not have an excess and obsolete reserve. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2015, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology.

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

Potential common shares, consisting of options and warrants, totaling 12,553,820 and 11,106,594, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocates the related expense over the requisite service period. The expected volatility is based on the historical volatility of the Company’s stock as determined by its private placement offerings; the expected life of the award is determined using the simplified method.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Reclassifications

The Company has reclassified certain prior period amounts to conform with current period presentation, in particular with regard to enhanced allocation of research and development costs that were previously classified as cost of goods sold.

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

Therefore, the Company may be subject to the risks of delays in consummating contracts with customers and suppliers, raising sufficient capital to achieve its objectives and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure. Technology and manufacturing companies with whom the Company is expected to compete, in general, are well capitalized. The Company is competing against entities with the financial and intellectual resources and expressed intent of performing rapid technological innovation. The Company’s resources are limited and must be allocated to focused objectives in order to succeed.

Going Concern

The Company has incurred recurring losses from operations from inception and has limited working capital. As of March 31, 2015, the Company had an accumulated deficit of approximately $40.6 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing additional debt capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. The Company currently has sufficient cash for operations through May 2015.

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

4. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of March 31, 2015, the Company had approximately $239,000 of accrued liabilities associated with the share cancellation.

Stock Options

During the nine months ended March 31, 2015, 870,000 options were exercised at a price of $1.00 per share and 6,667 options were exercised at a price of $1.50 per share.

During the nine months ended March 31, 2015, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 520,000 shares of common stock, which are exercisable at a price of $2.00 per share.

In 2013, 500,000 warrants were granted to an employee. 125,000 vested immediately and the balance vest 125,000 each upon certain milestones being met. As of March 31, 2015, vesting milestones have been met for 250,000 additional warrants (125,000 for achieving $3.0 million additional equity, 125,000 upon commercial validation of nano iron in China), leaving 125,000 for which the milestone has not yet been met (upon $10.0 million in annual revenue).

In 2013, 200,000 options were granted each to three employees. 50,000 each vest over thirty-six months and the balance vest 50,000 each upon certain milestones being met. As of March 31, 2015, vesting milestone has been met for 50,000 additional options each (for achieving $5.0 million additional equity), leaving 100,000 each for which certain milestones have not yet been met (50,000 upon a profitable quarter, 50,000 upon $10.0 million in annual revenue).

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the nine months ended March 31, 2015 and 2014:

Nine Months Ended March 31,
	2015	2014
Risk free interest rate	1.14% - 1.75%	0.79% - 2.71%
Expected term	3 - 5 years	3 - 6 years
Expected volatility	44.2% - 52.1%	43.8% - 45.5%
Dividend yield	–	–

5. CONCENTRATIONS

For the three months ended March 31, 2015, 42% of net sales were to customers in South Korea and 17% of net sales were to customers in Canada. For the three months ended March 31, 2014, 58% of net sales were to customers in South Korea. For the three months ended March 31, 2015, 83% of net sales were to three customers. For the three months ended March 31, 2014, 84% of net sales were to three customers.

For the nine months ended March 31, 2015, 40% of net sales were to customers in South Korea and 15% of net sales were to customers in Canada. For the nine months ended March 31, 2014, 60% of net sales were to a customer in Israel. For the nine months ended March 31, 2015, 44% of net sales were to two customers. For the nine months ended March 31, 2014, 60% of net sales were to one customer.

6. SUBSEQUENT EVENTS

Dr. Douglas Carpenter, our Chief Technology Officer, has been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter will transition to a consulting role with the Company and will serve on our Scientific Advisory Board. We anticipate undertaking a search for a new Chief Technology Officer in the second half of this year and remain confident the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations.

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

These forward-looking statements may relate to the following:

·	our future operating results and business prospects;

·	our ability to develop and market products that compete effectively in our targeted market segments;

·	continued large-scale commercial validation of our QSI-Nano® iron catalysts;

·	market acceptance of our current and future products and the degree and nature of our competition;

·	our ability to meet customer demand;

·	our ability to protect and enforce our current and future intellectual property;

·	our ability to obtain sufficient funding to continue our operations and pursue our business plan;

·	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

·	our ability to manage our foreign manufacturing and development operations and international business risks;

·	the loss of any of our key members of management;

·	changes in our industry, interest rates or the general economy; and

·	changes in governmental regulations, tax rates and similar matters.

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

Dr. Douglas Carpenter, our Chief Technology Officer, has been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter will transition to a consulting role with the Company and will serve on our Scientific Advisory Board. We anticipate undertaking a search for a new Chief Technology Officer in the second half of this year and remain confident the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations.

On May 5, 2015, the Company announced that commercial validation of its nano-iron catalyst had been achieved in a production-scale ammonia plant in China.

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

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that may otherwise be applicable to public companies. These provisions include:

·	only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

·	reduced disclosure about our executive compensation arrangements;

·	no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

·	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens and may continue to do so for so long as we remain an emerging growth company, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002; (2) reduced executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

 Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2015, nine patents have been issued and three patents are pending approval. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Stock-Based Compensation. We measure all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocate the related expense over the requisite service period. The expected volatility is based on the historical volatility of our stock as determined by its private placement offerings; the expected life of the award is based on the simplified method. We account for nonemployee stock-based transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three and nine months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 23 of our Form 10-KT filed on September 26, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following discussions are based on the consolidated balance sheets as of March 31, 2015 and June 30, 2014 and statements of operations for the three months ended March 31, 2015 and March 31, 2014 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

·	The first two data columns in each table show the dollar results for each period presented.

·	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Three Months Ended March 31,		Dollar variance favorable
	2015	2014	(unfavorable)

Net Sales	$16,829	$15,087	$1,742

Cost of Sales	6,203	1,754	(4,449)

Gross Profit	10,626	13,333	(2,707)

Operating Expenses
Research and development	384,125	383,880	(245)
Selling, marketing and advertising	50,281	13,435	(36,846)
General and administrative	688,107	754,615	66,508
Total operating expenses	1,122,513	1,151,930	29,417

Loss from Operations	(1,111,887)	(1,138,597)	26,710

Other Expense
Interest expense, net	(16,272)	(225,178)	208,906
Interest expense – amortization of note discounts	(939)	-	(939)
Other income	-	5,000	(5,000)
Total other expense, net	(17,211)	(220,178)	202,967

Loss Before Provision for Income Taxes	(1,129,098)	(1,358,775)	229,677

Provision for Income Taxes	-	800	800

Net Loss	$(1,129,098)	$(1,359,575)	$230,477

Net Sales. Net sales increased by $1,742 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, 83% and 84% of net sales were to three and three companies, respectively.

For the three months ended March 31, 2015, 42% of net sales were to customers in South Korea and 17% of net sales were to customers in Canada. For the three months ended March 31, 2014, 58% of net sales were to customers in South Korea.

Gross Profit.  Gross profit decreased by $2,707 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease resulted from an increase of $1,742 in net sales offset by an increase of $4,449 in cost of sales.

Research and Development. Research and development expenses increased by $245 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase resulted from increases of $100,338 in ammonia nano iron research & development, $9,447 in travel, and $7,572 in miscellaneous expenses, offset by decreases of $60,144 in payroll and related expenses, $47,231 in research on the MetAir® Ranger battery, and $9,737 in consulting expenses.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $36,846 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase resulted from increases of $30,759 in marketing expense (primarily for the MetAir® Ranger battery) and $8,156 for consulting for the MetAir® Ranger battery, offset by decrease of $2,069 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $66,508 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease resulted from decreases of $127,582 legal expense ($110,511 in 2014 was for the reverse merger), $45,160 in audit/review expense, $7,612 consultants, and $8,421 in miscellaneous expenses, offset by increases of $39,078 in payroll and related expenses, $38,645 in business insurance, $29,340 in board members compensation, and $15,204 in public filing expenses.

Interest Expense. Interest expense decreased by $208,906 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease resulted from the conversion to common stock in April 2014 of $6,642,500 in convertible notes payable at March 31, 2014, offset by a new note payable of $395,756 at March 31, 2015.

Other Income. Other income decreased by $5,000 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was due to a settlement that was received in 2014.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

The following discussions are based on the consolidated balance sheets as of March 31, 2015 and June 30, 2014 and statements of operations for the nine months ended March 31, 2015 and March 31, 2014 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

·	The first two data columns in each table show the dollar results for each period presented.

·	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Nine Months Ended March 31,		Dollar variance favorable
	2015	2014	(unfavorable)

Net Sales	$42,733	$171,375	$(128,642)

Cost of Sales	11,870	55,033	43,163

Gross Profit	30,863	116,342	(85,479)

Operating Expenses
Research and development	1,816,796	916,562	(900,234)
Selling, marketing and advertising	62,036	39,830	(22,206)
General and administrative	1,941,967	1,690,744	(251,223)
Total operating expenses	3,820,799	2,647,136	(1,173,663)

Loss from Operations	(3,789,936)	(2,530,794)	(1,259,142)

Other Expense
Interest expense, net	(57,774)	(418,860)	361,086
Interest expense – amortization of note discounts	(2,817)	(86,471)	83,654
Other income	15,285	5,000	10,285
Total other expense, net	(45,306)	(500,331)	455,025

Loss Before Provision for Income Taxes	(3,835,242)	(3,031,125)	(804,117)

Provision for Income Taxes	-	1,600	1,600

Net Loss	$(3,835,242)	$(3,032,725)	$(802,517)

Net Sales. Net sales decreased by $128,642 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 primarily reflecting a decrease in sales of silver-palladium to one customer and in addition a decrease in sales of various nanomaterials and electrodes.

For the nine months ended March 31, 2015 and 2014, 44% and 60% of net sales were to two and one companies, respectively.

For the nine months ended March 31, 2015, 40% of net sales were to customers in South Korea and 15% of net sales were to customers in Canada. For the nine months ended March 31, 2014, 60% of net sales were to a customer in Israel.

Gross Profit.  Gross profit decreased by $85,479 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The decrease resulted from a decrease of $128,642 in net sales offset by a related decrease of $43,163 in cost of sales.

Research and Development. Research and development expenses increased by $900,234 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase resulted from increases of $885,767 in production of nano iron for commercial validation purposes, $39,590 in salaries and related expenses due to more employees, $19,197 in travel expenses, and $15,105 in miscellaneous expenses, offset by decreases of $36,605 in research on the MetAir® Ranger battery, and $22,820 in consultants. Nano iron produced and placed in use in an ammonia plant in China to verify prior laboratory results was classified as research & development.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $22,206 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase resulted from increases of $11,741 in marketing expense (primarily for the MetAir® Ranger battery), $9,163 for consulting for the MetAir® Ranger battery, and $1,302 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $251,223 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The increase resulted from $315,229 in board members compensation ($222,402 related to stock-based compensation), $121,875 in business insurance, $45,643 in payroll and related expenses, $20,830 in audit/review expense, and $9,233 in miscellaneous expenses, offset by $261,587 less legal expenses ($301,120 in 2014 was for the reverse merger versus $54,231 in 2015 was for public reporting matters).

Interest Expense. Interest expense decreased by $361,086 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The decrease resulted from the conversion to common stock in April 2014 of $6,642,500 in convertible notes payable at March 31, 2014, offset by a new note payable of $395,756 at March 31, 2015.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $83,654 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The decrease resulted from the conversion to common stock in April 2014 of $6,642,500 in convertible notes payable at March 31, 2014, offset by a new note payable of $395,756 at March 31, 2015.

Other Income. Other income increased by $10,285 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. $15,235 was the result of refunds of prior years’ personal property taxes in 2015, offset by $5,000 in 2014 due to a settlement.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets of $448,235, including $318,114 in cash.

Cash decreased $2,384,775 from $2,702,889 at June 30, 2014 to $318,114 at March 31, 2015. Net cash used in operating activities of $2,851,132 in the nine months ended March 31, 2015 included $3,835,242 operating loss, $55,191 increase in inventory, $45,303 decrease in accounts payable and accrued expenses, $7,982 increase in accounts receivable, and $6,761 increase in prepaid expenses, offset by non-cash expenses of $808,280 for stock based compensation, $288,250 for depreciation and amortization, and $2,817 for discounts on notes payable. $1,711,168 in cash was used in operating activities for the nine months ended March 31, 2014.

$197,515 of cash was used in investing activities in the nine months ended March 31, 2015. $193,480 of cash was used for the purchase of property and equipment and $4,035 of cash was used for the development of patents. $933,287 of cash was used in investing activities in the nine months ended March 31, 2014.

$663,872 in cash was provided by financing activities in the nine months ended March 31, 2015. $880,000 was provided by the exercise of stock options, offset by $111,884 common stock buy backs and $104,244 principal payments on a note payable. $4,875,000 in cash was provided by financing activities in the nine months ended March 31, 2014.

Immediately prior to the consummation of the Merger, QSI completed a private placement of 1,267,000 units consisting of 1,267,000 shares of common stock and warrants to purchase 633,500 shares of common stock for $2,534,000 in cash and converted all of its debt obligations totaling $6,642,500 and $574,281 in related interest expense into 5,447,194 shares of common stock and warrants to purchase 1,805,645 shares of common stock. Upon consummation of the Merger, we did not have any outstanding debt instruments. In June 2014, we incurred a $500,000 note payable due June 2017.

Immediately prior to the consummation of the Merger, QSI effected a 10,000-for-1 reverse split. As a result of the reverse split, QSI cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, QSI effected a 1-for-10,000 forward split. As of March 31, 2015, we had approximately $239,000 of accrued liabilities associated with the share cancellation.

We estimate that, as of the date of this filing, our current cash will be depleted by the end of May 2015. We are presently working on securing debt capital from third parties. In the event additional funding is not obtained by June 1, 2015, we will take measures to reduce our operating expenses, such as general and administrative, research and development, and selling, marketing and advertising.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our stage of operations, we do not expect that bank or other institutional debt financing will be available. We expect that any capital we raise will be through the issuance of convertible debt, equity securities, warrants or similar securities. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital.

Other Commitments and Contingencies

Our commitments and contingencies as of March 31, 2015 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending March 31,	Amount
2016	$104,747
2017	97,803
Total	$202,550

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and our Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal controls over financial reporting, known to our Chief Executive Officer or our Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have extremely limited cash resources with significant capital requirements anticipated in the future.

From inception through March 31, 2015, we have generated losses in excess of $40.6 million on revenues of less than $2.0 million. We are a development stage entity and have not yet generated meaningful revenues. We will not be profitable until we establish a customer base and begin to derive revenues from purchase orders. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows from purchase orders. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business. Our continued operations are dependent upon our ability to generate revenues from operations and obtain further financing from third parties. If we are unable to generate sufficient revenues and obtain sufficient financing from third parties, we may have to reduce our operating expenses, such as general and administrative, research and development, and selling, marketing and advertising. If so, our current business plans could fail and we may be forced to close our business.

Our capitalization is limited and we will need additional funds in order to maintain our operations.

A limiting factor on our growth, including our ability to penetrate new markets, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the industry. Our currently available capital resources are extremely limited, and, without additional financing, we would be forced to cease operations. We currently have sufficient cash to fund our operations through the end of May 2015. In the event additional funds are procured through the issuance of additional equity securities, our stockholders will experience dilution of their investment.

While we have realized an initial commercial validation of our QSI-Nano® iron catalysts in a production-scale ammonia plant, we do not yet have definitive purchase orders.

The key to our future success in the ammonia industry will be the receipt of purchase orders. To date, we have spent more than 4 years conducting hundreds of internal ammonia production lab validation tests as well as production-scale commercial validation tests. While we have achieved a commercial validation at a production-scale ammonia plant, and we are discussing pricing, volume and timing relating to the sale of our QSI-Nano® iron catalysts, we have not yet received a definitive purchase order. Until we achieve one or more purchase orders in meaningful amounts for our QSI-Nano® iron catalysts, we cannot attain our objective of becoming a profitable company. Accordingly, our business and results of operations would be adversely affected should we fail to achieve definitive purchase orders for our QSI-Nano® iron catalysts.

Doing business in China has inherent risks.

Doing business in China is fraught with risks, including but not limited to, theft of intellectual property, failure to make timely or full payment on goods delivered, major cultural and language differences and barriers, an economy in China that seemingly is on the decline, currency risk, legal and tax issues, tariffs, etc. Each of the foregoing risks are real and we take them seriously, not the least of which is theft of intellectual property which we have addressed solidly by taking the firm position that the manufacture of our QSI-Nano® iron will never be undertaken in China. Despite the measures we have taken, doing business in China could, at any time, have a materially adverse effect on our business operations and financial condition.

We presently have sixteen gas-phase condensation reactors in our prototype facility in Santa Ana, California and will require significant scale-up upon receiving purchase orders.

If we are successful in achieving purchase orders for our QSI-Nano® iron catalysts, we will likely be required to significantly expand our base of reactors in a relatively short period of time. We have no experience in large-scale manufacturing, including the planning, design, permitting, build-out, and operation phases. Further, if we are required to expand we would likely need to do so in a state other than California, such as southern Nevada or Utah, given the extremely high electricity costs in California, and electricity being the largest component of our cost of goods. In sum, there is a host of issues surrounding a major manufacturing expansion, which will place significant burden on our ability to sustain our operations as well as timely fulfillment of purchase orders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION.

Dr. Douglas Carpenter, our Chief Technology Officer, has been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter will transition to a consulting role with the Company and will serve on our Scientific Advisory Board. We anticipate undertaking a search for a new Chief Technology Officer in the second half of this year and remain confident the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certifications of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certifications of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUMSPHERE, INC.

Date: May 15, 2015

By:	/s/Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/Stephen Gillings
Stephen Gillings, Chief Financial Officer

-19-