Form 10-K
period 2015-06-30
QUANTUMSPHERE, INC.
filed 2015-09-30
CIK 1387135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the registrants common stock as of December 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $36,346,376 (based on the last subscription price for our common stock of $2.00).

As of September 28, 2015, 22,511,884 shares of the registrant’s common stock were outstanding.

PART I

Item 1. Business

Overview

QuantumSphere, Inc., formerly known as Way Cool Imports, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Registrant”). On April 22, 2014, we entered into an Agreement and Plan of Merger with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with a wholly-owned subsidiary of the Registrant. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of the Registrant. Subsequently, on April 25, 2014, we filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Registrant. As part of the short-form merger, we amended our Articles of Incorporation to changes our name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.” The Articles of Merger were effective upon filing. In June 2014, the Company elected to change its year end from December 31 to June 30. As used in this Annual Report on Form 10-K, the references to “we” or “our” reflect the Registrant and its operations post-merger, i.e., inclusive of QSI and its operations.

We develop and manufacture proprietary high-performance catalysts, integrated components, and end-use products across a range of carefully selected chemicals markets, typically in conjunction with the sector’s larger participants. Our proprietary high-performance products can be utilized in thermo-chemical (chemical production) applications and have demonstrated the ability to reduce costs and increase efficiency in the generation, storage, and use of energy.

Platform Technology & Catalyst Market

Our high value, end use applications in the chemicals sectors emanate from our award winning, patented, nanocatalyst manufacturing platform technology. Our platform technology allows us to manufacture, in an automated manner, highly uniform, 99.99% pure, narrowly distributed, nano-particles with high catalytic activity. We view ourselves as a products company, rather than an advanced materials company, with the products we distribute being made possible through our break-through platform technology.

We spent the first several years following our inception, designing, fabricating, testing, refining, improving, automating, and scaling our closed-loop, proprietary nanocatalyst manufacturing platform technology. In terms of the production of advanced nanocatalyst materials, we have progressed from a few grams per day to capacity of 300 kilograms per month in our existing manufacturing facility. This is essential as scale is required with each of the end use applications we are pursuing today and anticipate pursuing in the future.

Importantly, in 2007, we secured two broad patents on the QSI manufacturing technology process itself and, in 2010, we achieved ISO 9001:2008 certification for quality management systems related to our nanocatalyst manufacturing platform technology. With respect to our intellectual property relating to the platform technology, we have not disclosed our proprietary algorithms and software that are used in the manufacturing process. We treat the foregoing as our “Coca-Cola” trade secret that will remain proprietary. Other key features of our platform technology include the ability to rapidly scale the manufacturing process in a highly automated, modular fashion at low capital cost.

The following image depicts our nanocatalyst manufacturing platform technology and a portion of the periodic table of elements we convert and integrate into various commercial products.

By way of background, the catalyst market is a multi-billion dollar global industry. According to an industry study prepared by The Freedonia Group, the global catalyst markets exceeded $14 billion in 2013 with worldwide demand for catalysts to increase to $19.5 billion in 2016.1 Of this amount, nanocatalysts are expected to play a critical role in reducing costs and increasing efficiency in the generation, storage, and usage of energy with an estimated market of $6.6 billion by 2018.2

A nanometer (nm) is one billionth of a meter, or 1,000 times smaller than the diameter of a human hair, or roughly the size of a marble when compared to the earth. QSI catalysts typically measure 20-50 nm in size with a very narrow particle size distribution, and have surface area of up to 100 meters square per gram, roughly covering the size of a soccer field with just a small amount of material. A catalyst is a material that helps facilitate chemical reactions and can make chemical reactions happen more efficiently. The greater the surface area of the catalyst, the more efficient the chemical reaction, resulting in lower cost, higher performance end-use applications (e.g., chemical synthesis).

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

Presently, we have sixteen dedicated gas phase condensation reactors which we utilize in the manufacture of nanocatalysts. With sixteen reactors, our capacity is approximately 300 kilograms per month (the foregoing is based on nano-iron production utilizing three production shifts, and the overall monthly kilogram production will depend on the catalysts being produced given varying production rates among catalysts we manufacture). Given the manner in which we have designed our production reactors, we are able to quickly scale and adjust production runs to satisfy our customers’ advanced material needs and delivery timelines. In addition, we leverage our technical knowledge and process chemistry expertise to offer custom dispersions, alloys and integrated catalytic solutions for the energy storage and chemical sectors. For example, we have a customer based in Israel that uses a highly active catalyst blend of nano-silver and nano-palladium to increase performance and lower cost in a platinum-free alkaline fuel cell, used for back-up power applications.

Chemicals Opportunity

QSI catalysts have the potential to benefit multiple, multi-billion dollar process applications in the refining, petrochemical, chemical, and pharmaceutical industries. Currently, the lead application and commercialization focus is in the global ammonia synthesis market. Ammonia production is a highly critical and energy-intensive process that occurs by combining hydrogen and nitrogen under high pressure and temperature in the presence of an iron catalyst. Though many incremental improvements have been achieved in both process and catalyst technology over the last 100 years, the industry is ripe for a paradigm shift in ammonia synthesis efficiency. Other applications of our nano catalysts in the chemicals industry, outside of the ammonia sector, are being pursued and are presently in the lab validation phase.

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

Ammonia Market Overview

Globally, the amount of ammonia produced annually consumes more than 1% of the world’s energy supply.4 Nearly 80% of the global ammonia output is used as agricultural fertilizer for both food and non-food crops including biofuel feedstock.5 In addition, ammonia plants produce nearly 1% of the world’s total carbon dioxide emissions.6 Annual world production is heavily concentrated in China, accounting for more than 33% of ammonia produced today.7

Ammonia Market Status

On May 27, 2015, the Company entered into a multi-year Joint Development Agreement with Swiss-based Casale, S.A. (Casale), a global leader in production technologies for ammonia, urea, melamine, methanol, syngas, nitrates and phosphates. Casale’s reactor production technologies are utilized in approximately 38 percent of global ammonia production and 39 percent of global methanol production. Casale and QSI have agreed to collaborate on commercial technologies for ammonia, methanol, and other industrial chemicals, which collectively account for several hundred billion USD of production annually. Casale also agreed to utilize QSI as its exclusive provider of nanocatalysts for its chemical synthesis processes during the term of the agreement due to QSI’s demonstrated increase in catalytic activity and patented high-volume manufacturing process. The first objective of the Joint Development Agreement is to validate and optimize QSI-Nano catalysts with Casale production reactor technologies. Following a successful validation phase, the second objective is to enter into a long-term agreement with Casale for the joint global distribution and sale of QSI-Nano catalysts with Casale reactor technologies to chemical plant owners and operators.

To date, we have spent six years testing internally and externally validating the increased efficiencies of our QSI-Nano® iron catalysts, known as FeNix™, with several industry leaders in the UK, Switzerland, Germany, and more recently in China. In the last year, we were able to achieve a commercial validation of our FeNix™ catalyst in an ammonia plant owned and operated by the JH Group in China in May 2015. JH Group is the eleventh largest producer of ammonia in China. We are now in the process of arranging a second commercial validation of our FeNix™ catalyst in the western hemisphere in the first half of 2016. Upon achieving a second commercial validation, our objective is to achieve commercial purchase orders for our FeNix™ catalyst by the end of calendar 2016.

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

Our Competitive Advantage

The figure below illustrates the performance difference between a FeNix™ coated and an uncoated commercial iron catalyst used in the production of ammonia. In sum, a 1.5% coating (by weight) of FeNix™ catalysts onto existing commercial iron catalysts produces up to a 20% increase in catalyst activity (per QSI in-house lab validation and thereafter confirmed in a China commercial validation completed in May 2015 where we realized 10% to 15% production increase). In addition, our research and development indicates an ammonia plant may alternatively choose to decrease the pressure and heat required for ammonia production, and achieve the same ammonia production (output), and in doing so save up to 5% in energy costs and reduce emissions.

The TEM image on the left below represents a commercial iron catalyst (uncoated), while the TEM image on the right is the commercial iron catalyst coated with FeNix™ at a 1.5% loading.

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

Ammonia Production Capacity by Region (in 1000 metric tons)9

Region	2009/10	2010/11	2011/12	2012/13	2013/14	2014/15	2015/16	2016/17	Indefinite
North America	16,425	16,737	17,013	17,603	17,807	17,886	19,146	19,146	26,461
Latin America	11,737	11,737	11,011	11,011	11,442	12,797	13,623	13,634	18,539
Western Europe	12,491	12,391	12,391	12,391	12,391	12,391	12,391	12,391	12,391
Central Europe	8,385	8,385	7,785	7,785	7,785	7,785	7,785	7,785	9,804
Eurasia	26,353	26,223	26,676	26,920	26,920	27,320	28,697	29,093	36,069
Africa	6,966	6,966	7,466	9,168	11,346	11,988	12,748	12,748	21,801
West Asia	15,407	16,496	17,596	17,596	19,827	21,247	21,632	21,632	25,993
South Asia	18,907	20,443	20,443	21,326	22,052	22,778	22,778	22,778	35,800
East Asia	58,534	61,946	68,903	73,762	88,235	95,487	98,005	98,005	119,550
-- China	(47,327)	(50,614)	(57,571)	(61,664)	(76,137)	(81,605)	(83,463)	(83,463)	(101,326)
Total Asia	92,848	98,885	106,942	112,684	130,114	139,512	142,415	142,415	181,343
Oceania	2,025	2,025	2,110	2,110	2,259	2,259	2,259	2,259	4,133
World Total	177,230	183,349	191,394	199,672	220,064	231,938	239,064	239,471	310,541

Ammonia Production & Growth

Demand for fertilizer is escalating worldwide. Countries around the globe are aggressively increasing their agricultural output of both grains and livestock, and commodity crop prices are at record highs, encouraging farmers to fertilize heavily in search of higher yields. As fertilizer demand grows, supply is ramping up to meet it, and in the case of the U.S., it has benefited from the rapid expansion of the nation’s natural gas sector over the past several years given historically low prices.

But unlike many of the industries capitalizing on the low price of natural gas, ammonia producers outside of China and India do not typically use it as a fuel source. They use it as an ingredient—a source of abundant, accessible hydrogen. Ammonia production is, relatively speaking, fairly simple. The inputs are nitrogen, hydrogen and energy used to stimulate a reaction understood by first year chemistry students:

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

According to Scientific American, no ammonia plants have broken ground in the U.S. in more than 20 years.10 Despite the foregoing, in the next several years, there will be as many as 14 new ammonia plants in the U.S., with nearly 12 million tons of new capacity and $10 billion of expected investment. Several older plants are also being recommissioned and upgraded. Oklahoma, Louisiana, Iowa, North Dakota, Wyoming, Texas and Indiana are among the planned or proposed sites. This boom, driven by low natural gas prices, the main ingredient in ammonia production, will drive a corresponding surge in the industry’s already substantial carbon footprint.

9 See, Worldwide Ammonia Capacity Listing by Plant, International Fertilizer Development Center (June 2013).

10 “Fertilizer Plants Spring Up to Take Advantage of U.S.’s Cheap Natural Gas,” Scientific American, April 25, 2013 (http://www.scientificamerican.com/article/fertilizer-plants-grow-thanks-to-cheap-natural-gas).

Ammonia’s Greenhouse Impact

In 2011, U.S. ammonia-producing facilities released 25 million tons of greenhouse gases (nearly all of it CO2)—just under 14% of the chemical-manufacturing sector’s total carbon footprint (and about 0.1% of total U.S. emissions).11 Globally, ammonia production represents as much as 3% to 5% of carbon emissions, according to industry sources.12 These figures do not take into account the supply chain of natural gas production, energy-related emissions in the production process, fertilizer application (and misapplication) or industrial use of urea and other ammonia products.

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

Metal-Air Batteries

Our battery technology consists of a high performance gas diffusion air electrode or cathode (i.e., the “engine inside” the battery) originally developed by QSI for Energizer and powered by high performance QSI-Nano® manganese catalyst material. In the past year, we have increased the manufacturing capacity of our battery electrode line to produce several hundred feet of our high rate air cathode material per shift. However, we have recently decided to discontinue our attempts to commercialize our Metal-Air batteries. We have determined that opportunities in the chemicals sector offer far greater gross margins and thus would be a better use of our financial and management resources. Therefore, we have decided to attempt to either sell or license our battery technology to another company. We are actively exploring opportunities in this regard, and we do not anticipate the writedown of any fixed assets.

11 Ibid.

12 Ibid.

Raw Materials; Principal Suppliers

We engage a number of suppliers for our equipment and for our bulk raw materials and gases. In the manufacture of our nanocatalysts, we use a range of equipment from a number of suppliers in order to assemble our proprietary reactors. As for the bulk raw materials and gases used in our nanocatalyst manufacturing process, we contract with a number of companies and make our purchase decisions based on the prevailing market prices for such bulk raw materials and gases. We periodically audit these suppliers to ensure the quality of the bulk raw materials and gases provided. We have not entered into any long-term supply agreements for any of our equipment or our bulk raw materials and gases.

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

Our nanocatalyst manufacturing process is capable of delivering high surface area nanocatalysts to a wide array of industries. Specifically, our advanced materials and integrated catalytic solutions empower the chemical synthesis industry sector with the potential to transform and revolutionize their product offerings. We believe that our proprietary manufacturing technology offers measurable improvement over existing manufacturing processes and has the potential to transform nanoscale catalysts applications from costly, inefficient processes to feasible, dynamic, and profitable assets.

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

To leverage our research and development capabilities, we have previously entered into and continue to discuss establishing research and development agreements with strategic parties in the chemical manufacturing industry.

Intellectual Property

Since our inception, our strategy has been to invest heavily in intellectual property protection and to build a strong IP portfolio around core nanocatalysts manufacturing, process integration technologies, as well as targeted end-use applications where our solutions add significant value and breakthrough results. This is done in such a way as to maximize the potential for prevailing in litigation and inhibiting competition from choosing to litigate. The QSI team includes an expert patent litigator with 20+ years of industry experience who has prevailed in multiple high profile patent cases, both in the U.S. and abroad. QSI maintains a patented production process and, as of September 28, 2015, has nine issued patents and three pending patent applications related to the manufacturing process and various end-use applications before the United States Patent and Trademark Office. In addition, we have three registered trademarks.

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

Employees

As of September 28, 2015, we have 9 employees and 1 independent contractor. None of our employees are represented under a collective bargaining agreement.

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

Item 1A. Risk Factors

The investment in our common stock involves a number of significant risks. You should consider carefully the following information about these risks before investing in our common stock. If any of the following risk events actually occur, the business, our results of operations, and our financial condition would likely suffer, and investors could lose part or all of their investment. It is impossible to accurately predict the results to investors, as we have limited operating history as a public company. Prior to purchasing any of our common stock, you should carefully consider the following risks.

Risks Related to Our Business

We have a limited operating history and have experienced operating losses since our inception and may incur additional operating losses in the future. If we fail to generate significant revenue from the sale of our products, we may be unable to continue operations.

From inception through June 30, 2015, we have generated losses in excess of $42.1 million on revenues of approximately $2.2 million. As we have not yet generated substantive revenues, we will not be profitable until we establish a significant customer base and realize several million dollars in annual revenues. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business. Our continued operations are dependent upon our ability to generate revenues from operations and obtain further financing. If we are unable to generate sufficient revenues and obtain sufficient financing, our current business plans could fail and we may be forced to close our business.

Our capitalization is limited and we will need additional funds to sustain our operations. If we are unable to raise additional capital, as needed, the future growth of our business and operations will be severely limited.

A limiting factor on our growth, including our ability to penetrate new markets such as the chemicals sector, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the industry. Our currently available capital resources are limited, and are only adequate to fund our operations and business objectives until November 30, 2015, assuming no revenues are realized from our current business plan, no equity or debt financing is procured, and no exercise of derivative securities (i.e., expiring options and warrants with a low exercise price per share) occurs. We will require additional financing in the form of debt or equity securities, or a combination thereof, and we are presently working with multiple interested prospective and existing investors in this regard. If additional financing is not procured, we will not achieve our revenue and profit objectives and may be forced to cease some or all of our operations. There can be no assurance that future debt or equity financing will be available to us on a timely basis, on acceptable terms, or at all. If we are unable to raise additional funds on acceptable terms, our business operations and business prospects will be adversely affected.

We have not generated significant revenue and may never be profitable.

Our ability to generate significant revenue and achieve profitability depends on our ability to complete additional commercial validations of our nanocatalysts in chemical production and receive significant purchase orders. We do not anticipate generating measurable revenues from sales of our nanocatalysts in chemical production until calendar Q1 of 2017 at the earliest, following an anticipated second commercial validation in a commercial ammonia plant located in the western hemisphere.

Because of the numerous risks and uncertainties associated with our additional commercial validations and obtaining significant purchase orders, we are unable to predict the timing or amount of increased expenses, and when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate significant revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations.

We have not generated gross profit and may never generate gross profit.

Our ability to generate gross profit depends on our ability to achieve significant revenue to cover our fixed costs of goods sold and our variable costs of goods sold related to materials production. We do not anticipate generating gross profit until calendar Q1 2017 at the earliest, and if at all, as we do not anticipate generating significant revenue until calendar Q1 2017 at the earliest. If we do not generate significant revenues, we may need to obtain additional funding to continue our operations.

We are dependent on our key personnel to operate our business, which could adversely affect our ability to operate if we are unable to retain or replace these persons. We may also require additional personnel, however, there can be no assurance that we will be able to hire or retain qualified personnel.

Our future performance will be substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly, Kevin D. Maloney, our Chief Executive Officer and President and Gregory L. Hrncir, our Chief Strategy Officer, among others. Our performance also depends on our ability to attract, retain and motivate other officers and key employees. The loss of the services of Messrs. Maloney and Hrncir, or any other key personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success will also depend upon our ability to recruit and retain additional qualified personnel.

There can be no assurance that sales, if any, of our nanocatalysts for use in the chemicals sector will result in profitability.

We have developed and patented a process to manufacture a variety of nanocatalysts, and have used these nanocatalysts to augment chemical production in an ammonia plant in China that resulted in commercial validation in May 2015. However, there is no guarantee that the use of nanocatalysts in chemicals applications will result in profitability or long-term viability. Our future success is a function of use of our nanocatalysts in the chemicals sector. There are no guarantees that use of one or more of our catalysts for one or more applications in the chemicals sector will occur. In the event this does not occur, our results of operations would be adversely affected and we may be forced to cease our business.

We only have one manufacturing facility

We manufacture all of our nano-catalysts at our Santa Ana, California facility. In the event of a fire, flood, tornado, earthquake or other form of a catastrophic event, we would be unable to fulfill any then existing demand for our products, if any, and would not be able to do so for several quarters, depending upon the severity of the event. While we carry what we believe to be sufficient property and casualty insurance, given the nature of our operations and our manufacturing equipment being of a bespoke nature, we will not be able to quickly replace our manufacturing and other equipment in a rapid fashion. As a result, should a catastrophic event occur which results in the loss of all or a measurable portion of our manufacturing equipment, our financial condition and results of operation would be materially adversely affected.

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

We face competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources than we have in the chemicals sector.

While we believe that we have significant competitive benefits offered by our proprietary platform technology for use in the chemicals sector, there are competitors with much longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competition could materially adversely affect our business, operating results or financial condition.

Our future revenues are very difficult to predict with any accuracy.

It is not feasible to predict with accuracy or assurance the timing or the amount of revenues that we will receive from the sale, or license, of our products. Any delay in the integration of one or more of our nanocatalysts in the chemicals sector, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

We will have to establish distribution channels in the chemicals sector.

We have no experience in the license or sale of nanocatalysts in the chemicals sector. While we have retained the services of individuals with experience and relationships in the chemicals industry, we lack deep domain expertise in the chemicals sector. Further, should we be unsuccessful in establishing such distribution channels as well as recruiting, managing and retaining additional internal and external sales and business development personnel, our business, operating results and financial condition could be adversely affected.

We may face increased pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices on our nanocatalysts.

It is likely that we will experience significant competitive pressure over time. Accordingly, the use and pricing of our nanocatalysts in the chemicals sector may decline as the market becomes more competitive. Any material reduction in the price of our nanocatalysts will negatively affect our gross margin and results of operations.

We rely heavily on collaborative partners such as distributors, manufacturers and vendors and our relationships with such parties may restrict or limit our business operations.

We are currently working with several third party entities in the validation and optimization of our nanocatalysts for use in the chemicals sector. Our current and future collaborations and joint ventures are important as they allow greater access to funds, to research, development and testing resources, validation, and to manufacturing, sales and distribution resources that we would otherwise not have. We intend to continue to significantly rely on such collaborative and joint venture arrangements. Some of the risks and uncertainties related to the reliance on such collaborations and joint ventures in the chemicals sector include the fact that such relationships could actually serve to limit or restrict us, while our partners are free to pursue other catalyst solutions either on their own or with others. Further, our partners may terminate a collaborative technology relationship and such termination may require us to seek other partners, or expend substantial resources to pursue these activities independently.

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

While we have significant experience in the manufacturing of nanocatalysts over the last 12 years, we have no experience working with conglomerates in the chemicals industry. We are operating without the assistance of experienced agents at this time; provided, however, we are in discussions with several global players in the ammonia industry, but there is no assurance that we will reach a definitive agreement with them, or an agreement which is on favorable terms. Our lack of experience could prove to be detrimental to our operating results and overall business prospects and condition.

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

Doing business in China is fraught with risks, including but not limited to, theft of intellectual property, failure to make timely or full payment on goods delivered, major cultural and language differences and barriers, an economy in China that seems to have hit its peak and may be on the decline, currency risk, legal and tax issues, tariffs, etc. Each of the foregoing risks are real and we take them seriously, not the least of which is theft of intellectual property which we have addressed solidly by taking the firm position that the manufacture of our QSI-Nano® iron will never be undertaken in China. In addition, Chinese ammonia producers use “medium-dirty” nitrogen and hydrogen gas in the production of ammonia as opposed to the 99.9%+ pure gas utilized by QSI in our five years of QSI-Nano® iron testing. We do not know what effect the “less pure” gases used by the Chinese ammonia operators will have on our operating results in a commercial plant. Both the risks of doing business in China as well as the “medium dirty” gas utilized by ammonia operators in China could have a materially adverse effect on our business operations and financial condition.

We presently have sixteen gas-phase condensation reactors in our prototype facility in Santa Ana, California and will require significant scale-up should significant purchase orders be received.

If we are successful in achieving significant purchase orders for our QSI-Nano® iron catalysts, we will likely be required to significantly expand our base of reactors in a relatively short period of time. We have no experience in large-scale manufacturing, including the planning, design, permitting, build-out, and operation phases. Further, if we are required to expand we would likely need to do so in a state other than California, such as southern Nevada or Utah, given the extremely high electricity costs in California, and electricity being the largest component of our cost of goods. In sum, there is a host of issues surrounding a major manufacturing expansion, which will place significant burden on our management, financial, and other resources, all of which could have an effect on our overall business.

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

Risks Related to our Common Stock

You may find it difficult to sell our common stock.

There has been a limited trading market in our common stock. While we expect that this will change in the future, we cannot assure you that an active trading market for our common stock will develop or be sustained. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

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

Nevada law also provides that if a person is the “beneficial owner” of 10% or more of the voting power of certain Nevada corporations, such person is an “interested stockholder” and may not engage in any “combination” with the corporation for a period of two years from the date such person first became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors of the corporation before the person first became an interested stockholder. Another exception to this prohibition is if the combination is approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power not beneficially owned by the interested stockholder at a meeting, no earlier than two years after the date that the person first became an interested stockholder. These laws generally apply to Nevada corporations with 200 or more stockholders of record, but a Nevada corporation may elect in its Articles of Incorporation not to be governed by these particular laws.

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

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. As of September 28, 2015, we had 22,511,884 shares of common stock issued and outstanding, and an additional 477,488,116 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Our reduced stock price may adversely affect our liquidity.

Our common stock has limited trading history.  Many market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share, as well as shares quoted on the OTCBB.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

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

We have not entered into any lock-up agreements with any of our existing shareholders. As a result, sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Item 4.            Mine Safety Disclosures

None.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “QSIM.” There was not an active market and no trading volume through June 23, 2015.

	Closing Bid		Closing Ask
2015	High	Low	High	Low
June 24 thru June 30	2.50	2.50	3.75	3.30

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Security Holders

As of September 28, 2015, we had 22,511,884 shares of common stock outstanding held of record by approximately 283 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our 2014 Equity Incentive Plan (our “Incentive Plan”) is administered by our Board of Directors and provides for the granting of stock awards to employees, officers, directors and other service providers of the Registrant. Security holders have approved the stock plan. The following table sets forth certain information with respect our Incentive Plan as of June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,566,827	$1.53	1,056,006

Equity compensation plans not approved by security holders	—	—	—
Total	5,566,827	$1.53	1,056,006

Recent Sales of Unregistered Securities

Previously Reported.

Item 6.            Selected Financial Data

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of this Form 10-K, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

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

Dr. Douglas Carpenter, our Chief Technology Officer, has been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board ended. We anticipate undertaking a search for a new Chief Technology Officer in the second half of this year and remain confident the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations.

On May 5, 2015, the Company announced that commercial validation of its nano-iron catalyst had been achieved in a production-scale ammonia plant in China.

On May 27, 2015, the Company entered into a multi-year Joint Development Agreement with Swiss-based Casale, S.A. (Casale), a global leader in production technologies for ammonia, urea, melamine, methanol, syngas, nitrates and phosphates. Casale’s reactor production technologies are utilized in approximately 38 percent of global ammonia production and 39 percent of global methanol production. Casale and QSI have agreed to collaborate on commercial technologies for ammonia, methanol, and other industrial chemicals, which collectively account for several hundred billion USD of production annually. Casale also agreed to utilize QSI as its exclusive provider of nanocatalysts for its chemical synthesis processes during the term of the agreement due to QSI’s demonstrated increase in catalytic activity and patented high-volume manufacturing process. The first objective of the Joint Development Agreement is to validate and optimize QSI-Nano catalysts with Casale production reactor technologies. Following a successful validation phase, the second objective is to enter into a long-term agreement with Casale for the joint global distribution and sale of QSI-Nano catalysts with Casale reactor technologies to chemical plant owners and operators.

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

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2015, nine patents have been issued and three patents are pending. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the years ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of this Form 10-K.

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

The following discussions are based on the consolidated balance sheets as of June 30, 2015 and June 30, 2014 and statements of operations for the years ended June 30, 2015 and 2014 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The column entitled “Dollar variance” shows the change in results. This column shows favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014	Year Ended June 30, 2015	Year Ended June 30, 2014 (unaudited)	Dollar variance favorable (unfavorable)

Net Sales	$48,047	$176,382	$(128,335)

Cost of Sales	14,448	55,594	41,146

Gross Profit	33,599	120,788	(87,189)

Operating Expenses
Research and development	2,137,628	1,365,111	(772,517)
Selling, marketing, and advertising	73,862	46,313	(27,549)
General and administrative	2,392,467	2,563,441	170,974
Total operating expenses	4,603,957	3,974,865	(629,092)

Loss from Operations	(4,570,358)	(3,854,077)	(716,281)

Other Income (Expense)
Interest expense, net	(80,131)	(494,727)	414,596
Interest expense – amortization of note discounts	(228,404)	(86,784)	(141,620)
Loss from change in fair value of derivative liabilities	(449,600)	—	(449,600)
Gain on disposal of assets	17,353	8,000	9,353
Loss on intangible assets	(12,283)	—	(12,283)
Other income	15,284	69,500	(54,216)
Total other expense, net	(737,781)	(504,011)	(233,770)

Loss Before Provision for Income Taxes	(5,308,139)	(4,358,088)	(950,051)

Provision for Income Taxes	800	1,600	(800)

Net Loss	$(5,308,939)	$(4,359,688)	$(949,251)

Net Sales. Net sales decreased by $128,335 in the year ended June 30, 2015 compared to the year ended June 30, 2014, reflecting a decrease in sales of $102,500 of silver palladium to one customer and the balance various nanomaterials and electrodes.

For the years ended June 30, 2015 and 2014, 30% and 58% of net sales were to one and one company, respectively.

For the year ended June 30, 2015, 36% of net sales were to Korea. For the year ended June 30, 2014, 58% of net sales were to Israel.

Gross Profit.  Gross profit decreased by $87,189 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The decrease resulted from decrease of $128,335 in sales and increases of $470,269 in manufacturing salaries and related expenses, $305,730 in depreciation, $96,087 in utilities, $37,848 in production materials, $17,412 in miscellaneous expenses, and $10,604 in repairs and maintenance, offset by increased allocation of $535,705 to Research and Development for ammonia research, $377,723 to Research and Development for production of nano iron for validation in China, and $65,668 to inventory for nano iron produced for future sales.

Research and Development. Research and development expenses increased by $772,517 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The increase resulted from increases of $535,705 in research on ammonia production, $377,723 in production of nano iron for validation in China, and $15,884 in miscellaneous expenses, offset by $108,964 less salaries and related expenses due to less employees and $47,831 less in research on the MetAir® Ranger battery.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $27,549 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The increase resulted from increases of $14,940 in outside consultants and $14,250 in marketing expense, offset by $1,641 less miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $170,974 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The decrease resulted from decreases of $384,581 legal expenses (primarily related to the reverse merger of April 2014), $22,668 outside consultants, $12,540 audit expense, and $13,977 miscellaneous expense, offset by increases of $111,225 insurance (primarily D&O insurance), $107,384 board members compensation (primarily options expenses), $19,631 payroll and related expenses, $13,141 public filing expenses, and $11,411 outside services.

Interest Expense. Interest expense decreased by $414,596 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The decrease resulted from the conversion of $6,642,500 of notes payable to common stock on April 22, 2014 as part of the reverse merger

Interest Expense – Amortization of Note Discounts. Interest expense – amortization of note discounts increased by $141,620 in the year ended June 30, 2015 compared to the year ended June 30, 2014. $182,100 of the increase resulted from the May 2015 calculation of the fair value of the derivative liabilities for the $510,000 convertible notes payable issued in May 2015. Fair value of $692,100 was determined by the Monte Carlo simulation. $510,000 was recorded as a discount to the convertible noted payable and the the amount ($182,100) that the fair value exceeded the value of the notes was recorded to expense.

Loss from Change in Fair Value of Derivative Liabilities. Loss from change in fair value of derivative liabilities increased by $449,600 in the year ended June 30, 2015 compared to the year ended June 30, 2014. Fair value was recalculated at June 30, 2015 using the Monte Carlo simulation. That resulted in an uncrease in fair value of $449,600.

Gain on Disposal of Assets. Gain on disposal of assets increased by $9,353 in the year ended June 30, 2015 compared to the year ended June 30, 2014. A fully depreciated piece of equipment was sold for $17,353 in the year ended June 30, 2015 compared to two fully depreciated pieces of equipment sold for $8,000 in the year ended June 30, 2014.

Loss on Intangible Assets. Loss on intangible assets increased by $12,283 in the year ended June 30, 2015 compared to the year ended June 30, 2014. Upon review of the legal work in relation to potential patents applications, we determined that some patent applications would no longer be pursued and thus we expensed those capitalized costs.

Other Income. Other income decreased by $54,216 in the year ended June 30, 2015 compared to the year ended June 30, 2014. Other income of $15,284 for the year ended June 30, 2015 was the result of personal property tax refunds. Other income of $69,500 for the year ended June 30, 2014 was the result of favorable settlements of amounts owed by or owed to us.

Liquidity and Capital Resources

As of June 30, 2015, we had current assets of $503,319, including $398,570 in cash and cash equivalents.

Cash decreased $2,304,319 from $2,702,889 at June 30, 2014 to $398,570 at June 30, 2015. Net cash used in operating activities of $3,367,414 in the year ended June 30, 2015 included $5,308,939 operating loss, $65,668 increase in inventory, and $17,353 gain on disposal of fixed assets, offset by $36,416 increase in accounts payable and accrued expenses, $18,147 decrease in prepaid expenses, $2,958 decrease in accounts receivable, and non-cash expenses of $449,600 in loss from change in fair value of derivative liabilities, $873,613 for stock based compensation, $385,773 for depreciation, $228,404 amortization of notes discounts, and $12,283 for intangible assets written off. Net cash used in operating activities was $2,424,936 for the year ended June 30, 2014.

$197,962 of cash was used in investing activities in the year ended June 30, 2015. $193,479 of cash was used for the purchase of property and equipment, and $4,483 of cash was used for the development of patents. $1,434,257 of cash was used in investing activities in the year ended June 30, 2014.

$1,261,057 in cash was provided by financing activities in the year ended June 30, 2015, due to $880,000 in common stock options exercised, $510,000 in convertible notes issued, and $127,500 in other note issued, offset by $144,559 payments on notes payable and $111,884 in common stock repurchases. $6,186,847 in cash was provided by financing activities in the year ended June 30, 2014.

We estimate that, as of the date of this filing, our current cash will be depleted by November 30, 2015. We are presently working on securing debt capital from third parties. In the event additional funding is not obtained by December 1, 2015, we will take measures to reduce our operating expenses, such as general and administrative, research and development, and selling, marketing and advertising.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. We expect that any capital we raise will be through the issuance of equity securities, the exercise of warrants and options, or the issuance of debt instruments, including convertible debt instruments. We believe that we will be able to obtain financing when and as needed, but the capital may be expensive.

Other Commitments and Contingencies

Our commitments and contingencies as of June 30, 2015 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending June 30,	Amount
2016	$105,500
2017	$70,926
Total	$176,426

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

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the six months ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of this Form 10-K.

Six Months Ended June 30, 2014 Year Compared to Six Months Ended June 30, 2013

The following discussions are based on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 and statement of operations for the six months ended June 30, 2014 and June 30, 2013 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented.

•	The column entitled “Dollar variance” shows the change in results in dollars. This column shows favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013	2014	2013 (unaudited)	Dollar variance favorable (unfavorable)

Net Sales	$20,095	$87,773	$(67,678)

Cost of Sales	2,315	29,463	27,148

Gross Profit	17,780	58,310	(40,530)

Operating Expenses
Research and development	832,428	379,296	(453,132)
Selling, marketing, and advertising	19,918	2,174	(17,744)
General and administrative	1,627,313	413,856	(1,213,457)
Total operating expenses	2,479,659	795,326	(1,684,333)

Loss from Operations	(2,461,879)	(737,016)	(1,724,863)

Other Income (Expense)
Interest expense, net	(301,045)	(72,689)	(228,356)
Interest expense – amortization of note discounts	(313)	(216,908)	216,595
Gain on disposal of assets	8,000	10,000	(2,000)
Other income	69,500	—	69,500
Total other expense, net	(223,858)	(279,597)	55,739

Loss Before Provision for Income Taxes	(2,685,737)	(1,016,613)	(1,669,124)

Provision for Income Taxes	800	—	(800)

Net Loss	$(2,686,537)	$(1,016,613)	$(1,669,924)

Net Sales. Net sales decreased by $67,678 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflecting a decrease in sales of various nanomaterials and electrodes.

For the six months ended June 30, 2014 and 2013, 81% and 76% of net sales were to five and three companies, respectively.

For the six months ended June 30, 2014, 44% of net sales were to South Korea and 17% of net sales were to Japan. For the six months ended June 30, 2013, 62% of net sales were to Israel.

Gross Profit.  Gross profit decreased by $40,530 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease resulted from a decrease of $67,678 in net sales offset by a decrease of $27,148 in cost of sales.

Research and Development. Research and development expenses increased by $453,132 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from increases of $216,954 in ammonia nano iron research & development, $136,874 in salaries and related expenses due to more employees, $89,466 in research on the MetAir® Ranger battery, and $9,838 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses.  Selling, marketing and advertising expenses increased by $17,744 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from increases of $5,990 in marketing expense, $3,986 in outside consultants, and $7,768 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $1,213,457 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from $561,522 payroll and related expenses, $246,475 board members compensation, $140,241 legal expense and $114,490 audit expense related to the reverse merger, $45,555 business insurance, $48,556 outside consultants and outside services, $22,682 public filing expenses, and $33,936 miscellaneous expenses. .

Interest Expense. Interest expense increased by $228,356 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase resulted from an increase in notes payable from $1,767,500 at June 30, 2013 to $6,642,500 at April 22, 2014 when the notes payable were converted to common stock as part of the reverse merger.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $216,595 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was due to convertible notes payable in 2014 having a mandatory conversion feature and thus did not have warrants discounts.

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

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2015, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that, as of June 30, 2015, we maintained effective internal control over financial reporting.

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

Item 9B.           Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2015.

ITEM 11.           Executive Compensation

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2015.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2015.

ITEM 13.           Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2015.

ITEM 14.           Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2015.

PART IV

ITEM 15.           Exhibits, Financial Statements Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

See index to financial statements on page F-1

(2)	Schedules:

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

QUANTUMSPHERE, INC.

Date: September 28, 2015	By:	/s/ Kevin D. Maloney
Kevin D. Maloney
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of QuantumSphere, Inc., a Nevada Corporation “the Registrant”) hereby severally constitute and appoint Kevin D. Maloney and Gregory L. Hrncir, his true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute and deliver in the name and on behalf of the undersigned as such officers and directors, the Annual Report of the Registrant on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”) under the Securities Exchange Act of 1934, as amended, and to execute and deliver any and all amendments to the Annual Report for filing with the Securities and Exchange Commission; and in connection with the foregoing, to do any and all acts and things and execute any and all instruments which such attorneys and agents may deem necessary or advisable to enable the Company to comply with the securities laws of the United States and of any state or other political subdivision thereof. The undersigned hereby grants unto such attorney and agents, and each of them, full power of substitution and revocation in the premises and hereby ratifies and confirms all that such attorneys-in-fact and agents may do or cause to be done by virtue of these presents.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date

/s/ Kevin D. Maloney	President and Chief Executive Officer, Chairman (Principal Executive Officer)	September 28, 2015
Kevin D. Maloney

/s/ Stephen C. Gillings	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 28, 2015
Stephen C. Gillings

/s/ Marc H. Goroff, Ph.D.	Director	September 28, 2015
Marc H. Goroff, Ph.D.

/s/ Steven S. Myers	Director	September 28, 2015
Steven S. Myers

/s/ Jeffery W. Palmer	Director	September 28, 2015
Jeffery W. Palmer

/s/ Francis C. Poli	Director	September 28, 2015
Francis C. Poli

/s/ Robert S. Venable	Director	September 28, 2015
Robert S. Venable

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP filed herewith.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

QUANTUMSPHERE, INC.

INDEX TO FINANCIAL STATEMENTS

QuantumSphere, Inc.

Financial Statements

June 30, 2015

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

QuantumSphere, Inc.

Santa Ana, California

We have audited the accompanying balance sheets of QuantumSphere, Inc. (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2015 and December 31, 2013 and for the six month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantumSphere, Inc. as of June 30, 2015 and 2014, and the results of operations and cash flows for the years ended June 30, 2015 and December 31, 2013 and the six month period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ SQUAR MILNER LLP

Newport Beach, California

September 25, 2015

QUANTUMSPHERE, INC. BALANCE SHEETS June 30, 2015 and 2014

	June 30, 2015	June 30, 2014

ASSETS

Current Assets
Cash	$398,570	$2,702,889
Inventory	65,668	—
Prepaid expenses and other current assets	39,081	60,186
Total current assets	503,319	2,763,075

Property and Equipment, net	1,346,346	1,533,588
Patents, net	99,447	112,299
Other Assets	24,578	24,578

Total assets	$1,973,690	$4,433,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$425,582	$501,051
Note payable, net of discount	197,639	130,786
Convertible notes payable, net of discounts	42,500	—
Derivatives liabilities	1,141,700	—
Total current liabilities	1,807,421	631,837

Note payable, long-term portion, net of discounts	276,392	358,245
Total liabilities	2,083,813	990,082

Stockholders’ Equity (Deficit)
Convertible preferred stock — 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock — 500,000,000 shares authorized, 22,261,884 and 21,385,217 shares issued and outstanding as of June 30, 2015 and 2014, respectively.	22,262	21,385
Additional paid-in capital	41,987,111	40,232,630
Accumulated deficit	(42,119,496)	(36,810,557)
Total stockholders’ equity (deficit)	(110,123)	3,443,458

Total liabilities and stockholders’ equity (deficit)	$1,973,690	$4,433,540

Page 2	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC. STATEMENTS OF OPERATIONS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

	Year Ended June 30, 2015	Six Months Ended June 30, 2014	Year Ended December 31, 2013

Net Sales	$48,047	$20,095	$244,061

Cost of Sales	14,448	2,311	82,761

Gross Profit	33,599	17,784	161,300

Operating Expenses
Research and development	2,137,628	832,432	911,960
Selling, marketing and advertising	73,862	19,918	28,569
General and administrative	2,392,467	1,627,313	1,349,984
Total operating expenses	4,603,957	2,479,663	2,290,513

Loss from Operations	(4,570,358)	(2,461,879)	(2,129,213)

Other (Expense) Income
Interest expense, net	(80,131)	(301,045)	(266,371)
Interest expense – amortization of note discounts	(228,404)	(313)	(303,379)
Loss from change in fair value of derivative liabilities	(449,600)	—	—
Gain on disposal of assets	17,353	8,000	10,000
Loss on intangible assets	(12,283)	—	—
Other income	15,284	69,500	—
Total other expense, net	(737,781)	(223,858)	(559,750)

Loss Before Provision for Income Taxes	(5,308,139)	(2,685,737)	(2,688,963)

Provision for Income Taxes	800	800	800

Net Loss	$(5,308,939)	$(2,686,537)	$(2,689,763)

Basic and Diluted Loss Per Common Share	$(0.24)	$(0.18)	$(0.24)

Basic and Diluted Weighted-Average Common Shares Outstanding	21,998,528	14,971,068	11,056,059

Page 3	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC. STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the year ended December 31, 2013

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE – December 31, 2012	—	$—	11,056,059	$21,496,878	$8,214,260	$(31,434,257)	$(1,723,119)
Issuance of warrants with debt and related beneficial conversion feature	—	—	—	—	262,276	—	262,276
Stock-based compensation	—	—	—	—	1,130,936	—	1,130,936
Net loss	—	—	—	—	—	(2,689,763)	(2,689,763)
BALANCE – December 31, 2013	—	—	11,056,059	21,496,878	9,607,472	(34,124,020)	(3,019,670)
Conversion of notes payable and related accrued interest to common stock	—	—	5,447,194	7,216,781	—	—	7,216,781
Shares issued for cash, $2.00 per share	—	—	1,267,000	2,534,000	—	—	2,534,000
Common stock buy back	—	—	(585,036)	(1,173,430)	—	—	(1,173,430)
Shares issued to Way Cool shareholders and effect of reverse merger	—	—	4,200,000	(30,052,844)	30,052,844	—	—
Issuance of warrants with debt	—	—	—	—	11,282	—	11,282
Stock-based compensation	—	—	—	—	561,032	—	561,032
Net loss	—	—	—	—	—	(2,686,537)	(2,686,537)
BALANCE – June 30, 2014	—	—	21,385,217	21,385	40,232,630	(36,810,557)	3,443,458
Options exercised	—	—	876,667	877	879,123	—	880,000
Issuance of warrants with debt	—	—	—	—	1,745	—	1,745
Stock-based compensation	—	—	—	—	873,613	—	873,613
Net loss	—	—	—	—	—	(5,308,939)	(5,308,939)
BALANCE – June 30, 2015	—	$—	22,261,884	$22,262	$41,987,111	$(42,119,496)	$(110,123)

Page 4	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC. STATEMENTS OF CASH FLOWS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

	Year Ended June 30, 2015	Six Months Ended June 30, 2014	Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,308,939)	$(2,686,537)	$(2,689,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,773	34,240	56,209
Loss on intangible assets	12,283	—	—
Loss (gain) on disposal of fixed assets	(17,353)	(8,000)	(10,000)
Stock-based compensation	873,613	561,031	1,130,936
Loss from change in fair value of derivative liabilities	449,600	—	—
Interest expense – amortization of note discounts	228,404	313	303,379
Changes in operating assets and liabilities:
Accounts receivable	2,958	15,636	(9,784)
Inventory	(65,668)	—	—
Prepaid expenses and other current assets	18,147	(27,116)	(16,988)
Other assets	—	(15,817)	—
Accounts payable and accrued expenses	36,415	(298,686)	(74,235)
Deferred revenue	—	—	(24,000)
Net cash used in operating activities	(3,384,767)	(2,424,936)	(1,334,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(4,483)	(5,165)	(18,421)
Purchase of property and equipment	(193,479)	(1,437,092)	(101,960)
Cash received from disposal of equipment	17,353	8,000	10,000
Net cash used in investing activities	(180,609)	(1,434,257)	(110,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	2,534,000	—
Proceeds from exercise of common stock options	880,000	—	—
Proceeds from issuances of notes payable	637,500	4,500,000	2,025,000
Principal payments on notes payable	(144,559)	(25,000)	(250,000)
Common stock repurchase	(111,884)	(822,153)	—
Net cash provided by financing activities	1,261,057	6,186,847	1,775,000

NET INCREASE (DECREASE) IN CASH	(2,304,319)	2,327,654	330,373

CASH – beginning of period	2,702,889	375,235	44,862

CASH – end of period	$398,570	$2,702,889	$375,235

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$75,315	$8,170	$34,954
Income taxes paid	$800	$800	$800

(continued)

Page 5	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC. STATEMENTS OF CASH FLOWS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 2015, the Company entered into the following noncash transactions:

•	Issued 321,305 warrants to purchase common stock with a relative fair value of approximately $692,000 in connection with the issuance of notes payable.

•	Issued 35,000 options to purchase common stock with a fair value of approximately $25,000 in connection with services rendered.

•	Common share repurchase recorded as accrued liability of approximately $112,000.

During the six months ended June 30, 2014, the Company entered into the following noncash transactions:

•	Issued 5,447,194 shares of common stock in exchange for approximately $7,217,000 of notes payable and accrued interest.

•	Issued 20,000 warrants to purchase common stock with a relative fair value of approximately $11,000 in connection with the issuance of notes payable and recorded as debt discount.

•	Issued 15,000 options to purchase common stock with a fair value of approximately $13,000 in connection with services rendered.

•	Shares cancelled and repurchased but not yet paid approximating $351,000.

During the year ended December 31, 2013, the Company entered into the following noncash transactions:

•	Issued 700,000 warrants to purchase common stock with a relative fair value of approximately $262,000 in connection with the issuance of notes payable and recorded as debt discount.

•	Issued 560,541 options to purchase common stock valued at approximately $729,000 to satisfy certain accrued expenses.

Page 6	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC. NOTES TO FINANCIAL STATEMENTS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

1.     ORGANIZATION AND BUSINESS

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

Dr. Douglas Carpenter, our Chief Technology Officer, has been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board ended. We anticipate undertaking a search for a new Chief Technology Officer in the second half of this year and remain confident the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations.

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

QUANTUMSPHERE, INC. NOTES TO FINANCIAL STATEMENTS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, fair value of derivative liabilities, realization of capitalized assets, valuation of equity instruments, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015 and June 30, 2014.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. At June 30, 2015 and 2014, the Company did not have an excess and obsolete reserve. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value.  Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

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

QUANTUMSPHERE, INC. NOTES TO FINANCIAL STATEMENTS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2015, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off. For the year ended June 30, 2015, the Company wrote off $12,283 in capitalized patents costs.

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

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the years ended June 30, 2015 and December 31, 2013, and the six months ended June 30, 2014.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

QUANTUMSPHERE, INC. NOTES TO FINANCIAL STATEMENTS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Potential common shares, consisting of options and warrants, totaling 12,921,728, 13,629,643, and 10,946,415, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013, respectively.

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

QUANTUMSPHERE, INC. NOTES TO FINANCIAL STATEMENTS For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.

Going Concern

The Company has incurred recurring losses from operations from inception and has limited working capital. As of June 30, 2015, the Company had an accumulated deficit of approximately $42 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing additional debt capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. The Company currently has sufficient cash for operations through November 2015.

3.            SELECTED FINANCIAL STATEMENT CAPTIONS

Property and equipment as of June 30, 2015 and 2014 consisted of the following:

	June 30, 2015	June 30, 2014

Production equipment	$1,948,794	$1,775,638
Computer equipment and software	57,864	53,203
Office furniture and equipment	11,972	8,751
Leasehold improvements	11,842	5,609
Scientific equipment	61,284	55,077
Lab furniture and fixtures	41,942	52,655
	2,133,698	1,950,933
Accumulated depreciation and amortization	(787,352)	(417,345)

	$1,346,346	$1,533,588

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

3.	SELECTED FINANCIAL STATEMENT CAPTIONS (continued)

Accounts payable and accrued expenses as of June 30, 2015 and 2014 consisted of the following:

	June 30, 2015	June 30, 2014

Stock cancellation liability (Note 6)	$239,392	$351,276
Accounts payable	66,482	61,623
Other accrued professional fees	22,666	30,683
Accrued compensation and related expenses	87,581	23,747
Accrued legal	—	18,493
Accrued interest	4,817	—
Other accrued expenses	4,644	15,229

	$425,582	$501,051

4.	NOTE PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The Company did not meet the additional equity requirement for funding of the second loan of $500,000. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants vest upon the second funding of $500,000. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

On June 5, 2015, the Company signed a loan and security agreement with Novus Capital Group that provides an additional loan in the amount of $127,500. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $4,451, beginning July 10, 2015. The agreement includes a warrant to purchase 2,555 shares of common stock at an exercise price of $2.00 per share that expires June 30, 2020. The vested warrants were valued at approximately $1,745, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets.

5.	CONVERTIBLE NOTES PAYABLE

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

In May 2015, the Company issued convertible promissory notes (“Series O Notes”) totaling $510,000. The Series O Notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (Qualifying Equity Financing”). All outstanding principal and accrued interest under the Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a conversion price equal to the lesser of (i) a twenty percent (20.0%) discount to the price per share of common stock of the Qualifying Equity Financing, or (ii) a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock on the Closing Date. Alternatively, the outstanding principal and accrued interest may be voluntarily converted, at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a conversion price per share equal to a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock. In connection with the Series O Notes, the Company also issued Warrants equal to 50% of the face value of the Series O Notes based upon an exercise price equal to the lesser of (i) a twenty percent (20.0%) discount to the price per share of common stock of a Qualifying Equity Financing, or (ii) a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock on the Closing Date. The Warrants shall be exercisable for a period of five (5) years. For the tables below for outstanding and exercisable warrants, the exercise price of the warrants has been set at $1.60 as this represents a 20% discount to the closing bid price of $2.00 on May 28, 2015, the closing date for the notes payable. As a Qualifying Equity Financing has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible note as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. As of June 30, 2015, the unamortized discount on the notes was approximately $472,000.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of June 30, 2015, the Company had approximately $239,000 of unredeemed cancelled fractional shares, which are classified as accrued liabilities.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company.

Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of June 30, 2015, the total shares authorized for issuance were 7,500,000 shares of common stock. As of June 30, 2015, there were 1,056,006 shares of common stock available for grant under the 2004 Plan.

During the year ended June 30, 2015, 870,000 options were exercised at a price of $1.00 per share and 6,667 options were exercised at a price of $1.50 per share.

During the year ended June 30, 2015, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 570,000 shares of common stock, which are exercisable at a price of $2.00 per share (the “2015 Options”).

During the six months ended June 30, 2014, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 161,000 shares of common stock, which are exercisable at a price of $2.00 per share, collectively (the “2014 Options”).

During the year ended December 31, 2013, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 2,170,540 shares of common stock, which are exercisable at a price ranging from $1.30 to $1.80 per share, collectively (the “2013 Options”). As payment for a portion of accrued compensation of approximately $729,000 to consultants, 560,541 of the 2013 Options were issued. Of the 2,170,540 options granted, 200,000 options were granted each to three employees. 50,000 each vest over thirty-six months and the balance vest 50,000 each upon certain milestones being met. As of June 30, 2015, vesting milestone has been met for 50,000 additional options each (for achieving $3.0 million additional equity), leaving 100,000 each for which certain milestones have not yet been met (50,000 upon a profitable quarter, 50,000 upon $10.0 million in annual revenue).

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the year ended June 30, 2015, the six months ended June 30, 2014 and the year ended December 31, 2013:

	Year ended June 30, 2015	Six Months ended June 30, 2014	Year ended December 31, 2013

Risk free interest rate	0.9% - 1.8%	0.8% - 1.7%	1.0% - 1.4%
Expected term	3 - 6 years	3 - 6 years	6 years
Expected volatility	44.2% - 52.1%	44.5% - 44.9%	45.1% - 45.5%
Dividend yield	—	—	—

Stock compensation expense related to options was $729,000, $544,000, and $1,044,000 for the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013, respectively. Unrecognized compensation costs related to non-vested stock options was $266,000 as of June 30, 2015. The related cost is expected to be recognized over the remaining weighted-average vesting period of 1.0 years.

QUANTUMSPHERE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

6.	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock Options (continued)

A summary of the status of the options granted is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – December 31, 2012	3,834,204	$1.48
Granted	2,170,540	$1.50
Forfeited or expired	(30,000)	$1.45
Outstanding – December 31, 2013	5,974,744	$1.47	6.6
Granted	161,000	$2.00
Forfeited or expired	(47,666)	$1.46
Outstanding – June 30, 2014	6,088,078	$1.48	6.3
Granted	570,000	$2.00
Exercised	(876,667)	$1.00
Forfeited or expired	(214,584)	$1.74
Outstanding – June 30, 2015	5,566,827	$1.53	6.0
Exercisable:
June 30, 2014	4,639,173	$1.46	5.4
June 30, 2015	4,774,101	$1.52	5.6

A summary of the status of the Company’s nonvested options and changes are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2012	600,295	$0.68
Granted	2,170,540	$0.82
Vested	(1,107,139)	$1.00
Nonvested - December 31, 2013	1,663,696	$0.65
Granted	161,000	$0.60
Forfeited or expired	(15,826)	$0.55
Vested	(359,965)	$0.59
Nonvested – June 30, 2014	1,448,905	$0.67
Granted	570,000	$0.59
Vested	(1,122,984)	$0.61
Forfeited or expired	(103,195)	$0.62
Nonvested – June 30, 2015	792,726	$0.71

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

6.   STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Stock Options (continued)

The aggregate intrinsic value of vested and exercisable stock options was approximately $9,839,000 and $1,296,000 as of June 30, 2015 and 2014, respectively.

Warrants

During the six months ended June 30, 2014, the Company issued warrants to purchase 250,000 shares of common stock that vested immediately, exercisable for a period of seven years at $2.00 per share to the board of directors of the Company.

During the year ended December 31, 2013, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for a period of seven years at $1.30 per share, to a member of management subject to satisfaction of certain vesting conditions and are exercisable for up to seven years. 125,000 vested immediately and the balance vest 125,000 each upon certain milestones being met. As of June 30, 2015, vesting milestones have been met for 250,000 additional warrants (125,000 for achieving $3.0 million additional equity, 125,000 upon commercial validation of nano iron in China), leaving 125,000 for which the milestone has not yet been met (upon $10.0 million in annual revenue).

The fair value of warrants granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013:

	Year ended June 30, 2015	Six Months ended June 30, 2014	Year ended December 31, 2013
Risk free interest rate	1.8%	1.8%	1.5%
Expected term	5 years	5 years	7 years
Expected volatility	52.9%	44.9%	45.3%
Dividend yield	—	—	—

Stock compensation expense related to warrants was $144,000, $17,000 and $87,000 for the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013, respectively. Unrecognized compensation costs related to non-vested warrants was approximately $2,625,000 as of June 30, 2015. The related cost is expected to be recognized over the remaining weighted-average vesting period of 3.8 years.

The Company also issued warrants in connection with the issuance of notes payable. See Notes 4 and 5.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

6.   STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Warrants (continued)

A summary of the status of all warrants granted is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – December 31, 2012	6,417,311	$2.13
Granted	1,200,000	$0.98
Forfeited	(356,944)	$1.50
Outstanding – December 31, 2013	7,260,367	$1.97	3.0
Granted	6,219,145	$1.52
Forfeited	(520,710)	$3.25
Outstanding – June 30, 2014	12,958,802	$1.73	3.8
Granted	321,305	$1.60
Forfeited	(1,507,480)	$3.97
Outstanding – June 30, 2015	11,772,627	$1.44	3.2
Exercisable:
June 30, 2014	8,990,470	$1.73	3.4
June 30, 2015	8,147,627	$1.41	2.9

A summary of the status of the Company’s nonvested warrants granted in exchange for services or under compensation arrangements is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2012	1,022,221	$0.56
Granted	1,200,000	$0.98
Forfeited	(356,944)	$0.57
Vested	(1,240,277)	$0.55
Nonvested - December 31, 2013	625,000	$0.59
Granted	6,219,145	$0.72
Vested	(2,875,813)	$0.70
Nonvested – June 30, 2014	3,968,332	$0.71
Granted	321,305	$1.07
Forfeited	(10,000)	$0.58
Vested	(654,637)	$0.56
Nonvested – June 30, 2015	3,625,000	$0.72

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

6.   STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Warrants (continued)

The aggregate intrinsic value of vested and exercisable warrants was approximately $15,740,000 and $1,892,000 as of June 30, 2015 and 2014, respectively.

7.   INCOME TAXES

For the year ended June 30, 2015, the six months ended June 30, 2014 and the year ended December 31, 2013, the provision for income taxes consists entirely of state income taxes.

The following is a reconciliation of the provision for income taxes computed at the statutory federal rate of 34% to the net provision for income taxes for the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013:

	2015	2014	2013
Benefit at statutory rate (34%)	$(1,805,000)	$(913,000)	$(914,000)
State tax benefit, net of federal tax benefit	(224,000)	(124,000)	(115,000)
Stock based compensation and other	378,000	192,000	240,000
Change in valuation allowance	1,651,800	845,800	789,800
Net provision for income taxes	$800	$800	$800

Significant components of deferred tax assets and liabilities at June 30, 2015 and June 30, 2014 and consist of tax net operating loss carryforwards offset by full valuation allowances on deferred tax assets. Management believes that, based on a number of factors, including the available objective evidence it is more likely than not that deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

As of June 30, 2015 and June 30, 2014, the Company’s deferred tax assets were primarily comprised of net operating losses totaling approximately $11,247,000 and $9,800,000, respectively. As of June 30, 2015, the Company had federal and state tax net operating loss carryforwards of approximately $28,528,000 and $26,636,000, respectively. If unused, the federal and state net operating losses begin to expire in 2025 and 2015, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

7.   INCOME TAXES (continued)

The Company does not believe it has any uncertain income tax positions that could materially affect its financial statements. The Company’s federal and state income tax returns remain open to agency examination for the standard statute length of time after filing.

8.   COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease commitments for equipment through December 2016 and real property through February 2017. Rent expense under operating leases is recognized on the straight-line basis over the term of the leases. Rent expense for the year ended June 30, 2015, the six months ended June 30, 2014 and the year ended December 31, 2013 were approximately $105,000, $42,000 and $104,000, respectively.

Future minimum lease payments under operating leases approximate the following for the fiscal years ending June 30:

2016	$105,000
2017	71,000

$176,000

9.   CONCENTRATIONS

For the twelve months ended June 30, 2015, 36% of net sales were to South Korea and 13% of net sales were to Canada. For the six months ended June 30, 2014, 44% of net sales were to South Korea and 17% of net sales were to Japan. For the year ended December 31, 2013, 65% of net sales were to Israel. For the year ended June 30, 2015, 30% of net sales were to one customer. For the six months ended June 30, 2014, 56% of net sales were to two customers. For the year ended December 31, 2013, 65%, of net sales were to one customer. No other significant customers or foreign sales were noted during the year ended June 30, 2015, the six months ended June 30, 2014, or the year ended December 31, 2013.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended June 30, 2015, the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

10. COMPARABLE YEAR INFORMATION (UNAUDITED)

The Company’s condensed statement of operations was as follows for the twelve months ended June 30, 2014:

Net Sales	$176,382
Cost of Sales	55,594
Gross Profit	120,788
Operating Expenses
Research and development	1,365,111
Selling, marketing and advertising	46,313
General and administrative	2,563,441
Total Operating Expenses	3,974,865
Loss from Operations	(3,854,077)
Other Income (Expense)	(505,611)

Net Loss	$(4,359,688)
Basic and Diluted Loss Per Common Share	$(0.34)
Basic and Diluted Weighted-Average Common Shares Outstanding	12,997,474

Potential common shares, consisting of options and warrants, totaling 13,629,643 have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive.

11. SUBSEQUENT EVENTS (UNAUDITED)

The Company has evaluated subsequent events from June 30, 2015 through the date the accompanying financial statements were filed with the Securities and Exchange Commission.

In September 2015, the Company issued $325,000 in unsecured notes. The notes mature in six months and have warrants attached. See the 8-K filed September 21, 2015 for further discussion of such notes.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated November 15, 2013. (6)(*)

2.2	Amended and Restated Agreement and Plan of Merger dated April 22, 2014. (6)(*)

3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on December 1, 2005. (1)

3.2	Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on June 7, 2011. (4)

3.3	Bylaws. (1)

3.4	Amended and Restated Bylaws dated April 22, 2014. (3)

3.5	Articles of Merger dated April 25, 2014, as filed with the Nevada Secretary of State on April 25, 2014. (3)

10.1	Form of Convertible Promissory Note. (3)

10.2	Form of Amended & Restated Convertible Promissory Note. (3)

10.3	Form of 15% Secured Convertible Promissory Note. (3)

10.4	Form of Warrant Agreement. (3)

10.5	Form of Registration Rights Agreement. (3)

10.6	Standard Industrial/Commercial Single Tenant Lease Agreement dated February 20, 2014 by and between Winchester Equity Group, LLC, and QuantumSphere, Inc. (3)

10.7	Form of Executive Employment Agreement. (3)

10.8	Form of Indemnification Agreement. (3)

10.9	2014 Equity Incentive Plan. (3)

10.10	Form of 2014 Equity Incentive Plan Award Agreement. (3)

10.11	Form of Consulting Agreement. (3)

10.12	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Kevin D. Maloney. (4)

10.13	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and R. Douglas Carpenter. (4)

10.14	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Gregory L. Hrncir. (4)

10.15	Executive Employment Agreement dated March 17, 2014 by and between QuantumSphere, Inc. and Tom Candelaria. (4)

10.16	Agency Agreement dated April 8, 2013 by and between QuantumSphere, Inc. and Beijing LuckyStar Co. Ltd.. (4)

10.17	Addendum No. 1 to Agency Agreement dated December 23, 2013 by and between QuantumSphere, Inc. and Beijing LuckyStar Co. Ltd.. (4)

10.18	Raw Material Supply Agreement by and between QuantumSphere, Inc. and Freeport Cobalt Americas LLC. (4)

Exhibit Number	Description
10.19	Strategic Alliance Agreement by and between QuantumSphere, Inc. and Freeport Cobalt Americas LLC. (4)

10.20	Loan and Security Agreement by and between QuantumSphere, Inc. and Novus Capital Group, LLC. (5)

10.21	Form of Note Purchase Agreement (7)

10.22	Form of 10% Subordinated Convertible Promissory Note (7)

10.23	Form of Common Stock Purchase Warrant (7)

10.24	Form of Security Agreement (7)

10.25	Form of Registration Rights Agreement (7)

10.26	Form of Note Purchase Agreement (8)

10.27	Form of Promissory Note (8)

10.28	Form of Common Stock Purchase Warrant (8)

10.29	Form of Registration Rights Agreement (8)

16.1	[Letter from HJ & Associates, L.L.C. to the Securities and Exchange Commission dated April 28, 2014. (2)]

17	Letter of resignation from Richard J. Berman (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

(1)	Previously filed with the Registrant’s Form 10SB12G filed on March 23, 2010.

(2)	Previously filed with the Registrant’s Form 8-K filed on November 20, 2013.

(3)	Previously filed with the Registrant’s Form 8-K filed on April 28, 2014.

(4)	Previously filed with the Registrant’s Form 8-K/A filed on June 16, 2014.

(5)	Previously filed with the Registrant’s Form 8-K filed on June 23, 2014.

(6)	Previously filed with the Registrant’s Form 8-K/A filed on July 9, 2014.

(7)	Previously filed with the Registrant’s Form 8-K filed on June 1, 2015.

(8)	Previously filed with the Registrant’s Form 8-K filed on September 21, 2015.

(9)	Previously filed with the Registrant’s Form 8-K filed on August 8, 2014

(*)	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

(**)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

-49-