Form 10-Q
period 2015-09-30
QUANTUMSPHERE, INC.
filed 2015-11-16
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	.	Accelerated filer	[ ] .
Non-accelerated filer	[ ]	. (Do not check if a smaller reporting company)	Smaller reporting company	[X] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 16, 2015: 22,561,884

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

2

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(unaudited)

ASSETS

Current Assets
Cash	$108,780	$398,570
Inventory	65,668	65,668
Prepaid expenses and other current assets	594,914	39,081
Total current assets	769,362	503,319

Property and equipment, net	1,264,799	1,346,346
Patents, net	99,464	99,447
Other assets	24,578	24,578

Total assets	$2,158,203	$1,973,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$737,622	$425,582
Notes payable, net of discount	546,595	197,639
Convertible notes payable, net of discount	170,000	42,500
Derivative liabilities	532,300	1,141,700
Total current liabilities	1,986,517	1,807,421

Notes Payable, long-term portion, net of discount	221,932	276,392

Total Liabilities	2,208,449	2,083,813

Stockholders’ Deficit
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,511,884 and 22,261,884 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	22,512	22,262
Additional paid-in capital	43,002,113	41,987,111
Accumulated deficit	(43,074,871)	(42,119,496)
Total stockholders’ deficit	(50,246)	(110,123)

Total liabilities and stockholders’ deficit	$2,158,203	$1,973,690

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2015	2014

Net Sales	$9,057	$14,023

Cost of Sales	1,076	2,837

Gross Profit	7,981	11,186

Operating Expenses
Research and development	308,078	832,927
Selling, marketing and advertising	5,394	5,967
General and administrative	1,046,465	646,036
Total operating expenses	1,359.937	1,484,930

Loss from Operations	(1,351,956)	(1,473,744)

Other Expense
Interest expense, net	(65,253)	(23,568)
Interest expense – amortization of note discounts	(146,766)	(939)
Gain from change in fair value of derivative liabilities	609,400	-
Total other income (expense), net	397,381	(24,507)

Loss Before Provision for Income Taxes	(954,575)	(1,498,251)

Provision for Income Taxes	800	-

Net Loss	$(955,375)	$(1,498,251)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.07)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,391,232	21,455,597

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(955,375)	$(1,498,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,201	94,274
Stock based compensation expense	40,552	232,021
Gain from change in fair value of derivative liabilities	(609,400)	-
Stock issued for services	402,128	-
Discount amortization on notes payable	146,766	939
Changes in operating assets and liabilities:
Accounts receivable	225	1,750
Prepaid expenses and other current assets	(45,641)	(23,648)
Accounts payable and accrued expenses	287,040	88,972
Net cash used in operating activities	(636,504)	(1,103,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(1,545)	(1,527)
Purchase of property and equipment	(14,126)	(167,775)
Net cash used in investing activities	(15,671)	(169,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	410,000	-
Payments of notes payable	(47,615)	(33,419)
Common stock buy back	-	(61,418)
Proceeds from exercise of common stock options	-	175,000
Net cash provided by financing activities	362,385	80,163

NET DECREASE IN CASH	(289,790)	(1,193,082)

CASH – beginning of period	398,570	2,702,889

CASH – end of period	$108,780	$1,509,807

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$20,535	$23,618
Taxes paid	$800	$-

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2015, the Company entered into the following noncash transactions:

●	Issued 250,000 shares of common stock valued at $875,000 in connection with services rendered.

●	Issued 140,000 warrants to purchase common stock with a relative fair value of approximately $87,000 in connection with the issuance of notes payable.

●	Issued 30,000 warrants to purchase common stock with a relative fair value of approximately $13,000 in connection with services rendered.

During the three months ended September 30, 2014, the Company had no noncash transactions.

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc., (the “Company” or “QuantumSphere”) was organized under the laws of the State of Nevada on December 1, 2005. The Company has developed a process to manufacture metallic nanopowders with end-use application in the battery and chemical sectors. The Company’s products are used on a stand-alone basis, in the validation of Company nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis, and research, development and initial marketing of zinc-air battery products. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

Dr. Douglas Carpenter, our Chief Technology Officer, had been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board ended. We remain confident that the Company has all of the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations. We anticipate undertaking a search for a new Chief Technology Officer in the future in conjunction with a significant expansion of our operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2015 was derived form the audited financial statements filed in Form 10-K on September 28, 2015. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended June 30, 2015.

Use of Estimates

The accompanying financial statements are prepared in conformity with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include among others, fair value of derivative liabilities, realization of capitalized assets, valuation of equity instruments, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015 and June 30, 2015.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company did not have an excess and obsolete reserve at September 30, 2015 and June 30, 2015. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2015, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Fair Value of Financial Instruments and Certain Other Assets and Liabilities

The Company follows the guidance of U.S. GAAP with respect to assets and liabilities that are measured at fair value. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and debt. The carrying amount approximates fair value because of the short-term nature of these items.

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the three months ended September 30, 2015 and September 30, 2014.

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

Potential common shares, consisting of options and warrants, totaling 12,923,761 and 12,271,327, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocates the related expense over the requisite service period. The expected volatility is based on the historical volatility of the Company’s stock as determined by its private placement offerings and recent market activity. The expected life of the award is based on the simplified method.

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

Recent Accounting Pronouncements

In July of 2015.the FASB issued ASU 2015-11, “Simplifying the measurement of Inventory (Inventory (Topic 330)).” Inventory Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 simplifies the measurement of inventory such that inventory will be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company in the fiscal year beginning after December 16, 2016. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

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

Going Concern

The Company has experienced recurring losses from operations from inception and has limited working capital. As of September 30, 2015, the Company had an accumulated deficit of approximately $43.0 million. The Company’s activities will necessitate significant uses of working capital beyond the current quarter. Additionally, the Company’s capital requirements will depend on many factors, including the competitiveness of, and its success in commercializing, its products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

3. NOTES PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The Company did not meet the additional equity requirement for funding of the second loan of $500,000. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants were to vest upon the second funding of $500,000, but did not vest due to second $500,000 not funding as noted above. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

On June 5, 2015, the Company signed a loan and security agreement with Novus Capital Group that provides an additional loan in the amount of $127,500. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $4,451, beginning July 10, 2015. The agreement includes a warrant to purchase 2,555 shares of common stock at an exercise price of $2.00 per share that expires June 30, 2020. The vested warrants were valued at approximately $1,745, using the Black-Scholes Merton option pricing model and recorded as a discount to the note payable.

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets.

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period. All outstanding principal and accrued interest under the promissory notes are to be paid no sooner than two months and no longer than six months following the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date.

4. CONVERTIBLE NOTES PAYABLE

In May 2015, the Company issued convertible promissory notes (“Series O-1 Notes”) totaling $510,000. The Series O-1 Notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-1 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). All outstanding principal and accrued interest under the Series O-1 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a fixed conversion price equal to the lesser of (i) a twenty percent (20.0%) discount to the price per share of common stock of the Qualifying Equity Offering, or (ii) a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock on the Closing Date. Alternatively, the outstanding principal and accrued interest may be voluntarily converted, at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a fixed conversion price per share equal to a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock. In connection with the Series O-1 Notes, the Company also issued Warrants equal to 50% of the face value of the Series O-1 Notes based upon an exercise price equal to the lesser of (i) a twenty percent (20.0%) discount to the price per share of common stock of a Qualifying Equity Offering, or (ii) a twenty percent (20.0%) discount to the closing bid price of the Company’s common stock on the Closing Date. The Warrants shall be exercisable for a period of five (5) years. As a Qualifying Equity Offering has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible note as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. As of September 30, 2015, the unamortized discount on the notes was approximately $340,000. At June 30, 2015, the derivative liabilities were valued at $1,141,700. At September 30, 2015, the derivative liabilities were revalued at $532,300, resulting in a gain from the change in fair value of $609,400.

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2015, the Company had approximately $239,000 of accrued liabilities associated with the share cancellation.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of September 30, 2015, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of September 30, 2015, there were 1,158,647 shares of common stock available for grant under the 2004 Plan.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Risk free interest rate	N/A	0.89%
Expected term	N/A	5 years
Expected volatility	N/A	44.2%
Dividend yield	N/A	–

Stock and Warrants for Services

In April 2015, the Company entered into a service agreement with a public relations firm. The agreement is for one year and calls for a monthly retainer and the issuance over months seven through twelve of 5,000 shares of common stock per month (a total of 30,000 shares of common stock) and the issuance of a total of 30,000 warrants to purchase common stock at $2.00 per share. The warrants may be exercised for a period of up to five years. The common stock was valued at the most recent market price at the date of the agreement and the fair value of the warrants was valued using the Black-Scholes Merton option pricing model; both are amortized over the length of the agreement. No shares have been issued as of September 30, 2015. 30,000 warrants have been issued as of September 30, 2015.

In July 2015, the Company entered into a service agreement with a market awareness firm. The agreement is for one year and calls for a monthly retainer and the issuance over the service period of 500,000 shares of common stock. The common stock was valued at the most recent market price at the date of the agreement and is amortized over the length of the agreement. 250,000 shares have been issued as of September 30, 2015.

In September 2015, the Company entered into a service agreement with a strategic advisory firm. The agreement is for one year and calls for a monthly retainer and the issuance over the service period of 100,000 shares of common stock and 50,000 warrants to purchase common stock at $1.30 per share. The warrants may be exercised through September 7, 2018. The common stock was valued at the most recent market price at the date of the agreement and the fair value of the warrants was valued using the Black-Scholes Merton option pricing model; both are amortized over the length of the agreement. No shares and no warrants have been issued as of September 30, 2015.

6. RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2015, Kevin Maloney, CEO of the Company, provided a short-term loan in the amount of $48,000. As of September 30, 2015, $9,267 had been repaid. The loan has no interest payments and is to be repaid upon the closing of the Company’s next financing.

7. CONCENTRATIONS

For the three months ended September 30, 2015, 48% of net sales were to the United States, 28% of net sales were to South Korea, 13% of net sales were to Japan, and 11% of net sales were to China. For the three months ended September 30, 2014, 51% of net sales were to South Korea, 24% of net sales were to Canada, and 14% of net sales were to the United States. For the three months ended September 30, 2015, 94% of net sales were to four customers. For the three months ended September 30, 2014, 69% of net sales were to two customers.

8. SUBSEQUENT EVENTS

In October 2015, the Company received $250,000 as part of the Series O-2 convertible promissory notes (“Series O-2 Notes”). The $250,000 investment will remain in a dedicated escrow account until such time as the Company receives $1,000,000 of investments in the Series O-2 notes offering, which amount shall include the outstanding principal and accrued interest of (a) the Series O-1 Notes and (b) the promissory notes issued in September 2015 that are exchanged, at sole discretion of the holders thereof, into Series O-2 notes. The Series O-2 Notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a fixed conversion price of $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted, as the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a fixed conversion price of $1.60 per share. In connection with the Series O-2 Notes, the Company also issued Warrants equal to 100% of the face value of the Series O-2 Notes divided by $3.00 per share. The Warrants shall be exercisable for a period of five (5) years.

In November 2015, Kevin Maloney, CEO of the Company, provided a short-term loan in the amount of $50,000. The loan bears interest at the rate of 10% per thirty (30) day period. All outstanding principal and accrued interest under the loan are to be paid upon the closing of the Company’s next financing. In connection with the loan, the Company will issue warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrant to be issued ranges between 120% -160% of the face value of the loan depending on repayment date.

In November 2015, the Company received $50,000 for a promissory note. The note bears interest at the rate of 10% per thirty (30) day period and is for a thirty (30) day term. The Company will also issue 18,333 warrants exercisable at $3.00 per share and for a period of five (5) years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of our Form 10-K filed on September 28, 2015, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

These forward-looking statements may relate to the following:

●	our future operating results and business prospects;

●	our ability to develop and market products that compete effectively in our targeted market segments;

●	market acceptance of our current and future products and the degree and nature of our competition;

●	our ability to meet customer demand;

●	our ability to protect and enforce our current and future intellectual property;

●	our ability to obtain sufficient funding to continue to pursue our business plan;

●	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

●	our ability to manage our foreign manufacturing and development operations and international business risks;

●	the loss of any of our key members of management;

●	changes in our industry, interest rates or the general economy; and

●	changes in governmental regulations, tax rates and similar matters.

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

Dr. Douglas Carpenter, our Chief Technology Officer, had been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board ended. We remain confident that under current operations the Company has the necessary resources to continue to handle Dr. Carpenter’s former duties. We do not believe this change will have a material effect on business operations. We anticipate undertaking a search for a new Chief Technology Officer upon significant expansion of our operations in the future.

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

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that may otherwise be applicable to public companies. These provisions include:

●	Only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	Reduced disclosure about our executive compensation arrangements;

●	No requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2015, nine patents have been issued and three patents are pending approval. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Stock-Based Compensation. We measure all employee stock-based compensation awards using the Black-Scholes-Merton valuation model and allocate the related expense over the requisite service period. The expected volatility is based on the historical volatility of our stock as determined by its private placement offerings and recent market activity. The expected life of the award is based on the simplified method. We account for nonemployee stock-based transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of our Form 10-K filed on September 28, 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following discussions are based on the consolidated balance sheets as of September 30, 2015 and June 30, 2015 and statements of operations for the three months ended September 30, 2015 and September 30, 2014 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	2015	2014	Dollar variance favorable (unfavorable)

Net Sales	$9,057	$14,023	$(4,966)

Cost of Sales	1,076	2,837	1,761

Gross Profit	7,981	11,186	(3,205)

Operating Expenses
Research and development	308,078	832,927	524,849
Selling, marketing and advertising	5,394	5,967	573
General and administrative	1,046,465	646,036	(400,429)
Total operating expenses	1,359,937	1,484,930	124,993

Loss from Operations	(1,351,956)	(1,473,744)	121,788

Other Expense
Interest expense, net	(65,253)	(23,568)	(41,685)
Interest expense – amortization of note discounts	(146,766)	(939)	(145,827)
Gain from change in fair value of derivative liabilities	609,400	-	609,400
Total other income (expense), net	397,381	(24,507)	421,888

Loss Before Provision for Income Taxes	(954,575)	(1,498,251)	543,676

Provision for Income Taxes	800	-	(800)
Net Loss	$(955,375)	$(1,498,251)	$542,876

Net Sales. Net sales decreased by $4,966 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting a decrease in sales of various nanomaterials and electrodes.

For the three months ended September 30, 2015, 48% of net sales were to the United States, 28% of net sales were to South Korea, 13% of net sales were to Japan, and 11% of net sales were to China. For the three months ended September 30, 2014, 51% of net sales were to South Korea, 24% of net sales were to Canada, and 14% of net sales were to the United States.

For the three months ended September 30, 2015, 94% of net sales were to four customers. For the three months ended September 30, 2014, 69% of net sales were to two customers.

Gross Profit. Gross profit decreased by $3,205 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease resulted from decrease of $4,966 in sales and $344,074 less allocation of nano iron production costs to research and development, offset by decreases of $154,752 in manufacturing salaries and related expenses, $84,286 in production materials, $83,196 in utilities, and $23,601 in miscellaneous expenses.

Research and Development. Research and development expenses decreased by $524,849 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease resulted from decreases of $306,775 in production of nano iron for commercial validation purposes, $130,208 in salaries and related expenses due to less employees, $37,299 in ammonia research, $36,029 in production materials, and $15,000 in outside consultants, offset by an increase of $462 in miscellaneous expenses. In the three months ended September 30, 2014, nano iron was produced to be placed in use in an ammonia plant in China to verify prior laboratory results and thus was considered to still be part of research & development. The nano iron provided was not considered a sale as no income was received for it.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $573 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease resulted from decreases of $2,860 in marketing expense and $1,002 in miscellaneous expenses, offset by an increase of $3,289 in outside consultants

General and Administrative Expenses. General and administrative expenses increased by $400,429 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase resulted from an increase of $576,574 in consultants and outside services (primarily for investor relations), offset by decreases of $61,567 in payroll and related expenses (primarily stock compensation expense), $39,456 in legal expense, $33,510 in board members compensation (primarily stock compensation expense), $18,892 in business insurance, $12,260 in audit expense, $9,809 in travel related expenses, and $651 in miscellaneous expenses.

Interest Expense. Interest expense increased by $41,685 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase resulted from the addition of notes payable in May, June, July, and September 2015.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $145,827 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase resulted primarily from debt discount amortization of $127,500 on the May 2015 notes and $18,183 on the September 2015 notes. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $609,400 in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The derivative liabilities relate to the convertible notes issued in May 2015 and thus there was no valuation for the three months ended September 30, 2014. The gain was the result of a decrease in the market value of our stock from June 30, 2015 which resulted in the reduction of the fair value. This was a non-cash entry.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $769,362, including $108,780 in cash and cash equivalents.

Cash decreased $289,790 from $398,570 at June 30, 2015 to $108,780 at September 30, 2015. Net cash used in operating activities of $636,504 in the three months ended September 30, 2015 included $955,375 operating loss, $45,641 increase in prepaid expenses, and $609,400 non-cash gain from change in fair value of derivative liabilities, offset by non-cash expenses of $402,128 for stock issued for services, $146,766 for discount amortization on notes payable, $97,201 for depreciation and amortization, and $40,552 for stock based compensation, and $287,040 increase for accounts payable and accrued expenses, and $225 decrease in accounts receivable. $1,103,943 in cash was used in operating activities for the three months ended September 30, 2014.

$15,671 of cash was used in investing activities in the three months ended September 30, 2015. $14,126 of cash was used for the purchase of property and equipment and $1,545 of cash was used for the development of patents. $169,302 of cash was used in investing activities in the three months ended September 30, 2014.

$362,385 in cash was provided by financing activities in the three months ended September 30, 2015. $410,000 was provided by the issuance of notes payable, offset by $47,615 principal payments on notes payable. $80,163 in cash was provided by financing activities in the three months ended September 30, 2014.

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2015, the Company had approximately $239,000 of accrued liabilities associated with the share cancellation.

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

Other Commitments and Contingencies

Our commitments and contingencies as of September 30, 2015 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending September 30,	Amount
2016	$106,253
2017	44,049
Total	$150,302

The above minimum lease payments include a new lease for our principal corporate offices that was signed in March 2014. The lease period is from March 2014 through February 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Inflation

We do not believe that the current levels of inflation in the United States have had a significant impact on our operations. If current levels of inflation hold steady, we do not believe future operations will be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officers further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUMSPHERE, INC.

Date: November 16, 2015

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer

