Form 10-Q
period 2015-12-31
QUANTUMSPHERE, INC.
filed 2016-02-16
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]. No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	.	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)		Smaller reporting company	[X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 16, 2016: 22,645,217.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on September 28, 2015, as updated through our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

-i-

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$2,735	$398,570
Inventory	65,668	65,668
Prepaid expenses and other current assets	102,892	39,081
Total current assets	171,295	503,319

Property and equipment, net	1,169,339	1,346,346
Patents, net	102,159	99,447
Other assets	24,578	24,578

Total assets	$1,467,371	$1,973,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,082,822	$425,582
Notes payable, net of discount	263,806	197,639
Convertible notes payable, net of discount	800,943	42,500
Derivative liabilities	-	1,141,700
Total current liabilities	2,147,571	1,807,421

Notes Payable, long-term portion, net of discount	165,292	276,392

Total Liabilities	2,312,863	2,083,813

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,645,217 and 22,261,884 shares issued and outstanding as of March 31, 2015 and June 30, 2015, respectively	22,645	22,262
Additional paid-in capital	44,114,305	41,987,111
Accumulated deficit	(44,982,442)	(42,119,496)
Total stockholders’ deficit	(845,492)	(110,123)

Total liabilities and stockholders’ deficit	$1,467,371	$1,973,690

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net Sales	$21,115	$11,881	$30,172	$25,904

Cost of Sales	3,869	2,830	4,945	5,667

Gross Profit	17,246	9,051	25,227	20,237

Operating Expenses
Research and development	264,106	599,744	572,184	1,432,671
Selling, marketing and advertising	11,430	5,788	16,824	11,755
General and administrative	1,545,568	607,824	2,592,033	1,253,860
Total operating expenses	1,821,104	1,213,356	3,181,041	2,698,286

Loss from Operations	(1,803,858)	(1,204,305)	(3,155,814)	(2,678,049)

Other Income (Expense)
Interest expense, net	(155,561)	(17,884)	(220,864)	(41,502)
Interest expense – amortization of note discounts	(156,480)	(939)	(303,246)	(1,878)
Gain from change in fair value of derivative liabilities	46,661	-	656,061	-
Gain from debt extinguishment	161,667	-	161,667	-
Other income	-	15,235	50	15,285
Total other income (expense), net	(103,713)	(3,588)	293,668	(28,095)

Loss Before Provision for Income Taxes	(1,907,571)	(1,207,893)	(2,862,146)	(2,706,144)
Provision for Income Taxes	-	-	800	-

Net Loss	$(1,907,571)	$(1,207,893)	$(2,862,946)	$(2,706,144)

Basic and Diluted Loss Per Common Share	$(0.08)	$(0.05)	$(0.13)	$(0.12)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,573,206	22,031,685	22,482,219	21,742,690

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,862,946)	$(2,706,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,188	191,156
Stock based compensation expense	386,231	481,519
Gain from change in fair value of derivative liabilities	(656,061)	-
Gain from debt extinguishment	(161,667)	-
Stock issued for services	977,679	-
Discount amortization on notes payable	303,246	1,878
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(63,811)	(27,315)
Accounts payable and accrued expenses	748,698	(21,671)
Net cash used in operating activities	(1,134,443)	(2,080,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(5,767)	(4,035)
Purchase of property and equipment	(14,126)	(179,921)
Net cash used in investing activities	(19,893)	(183,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	625,000	-
Proceeds from issuance of notes payable	460,000	-
Principal payments of notes payable	(307,099)	(68,149)
Common stock buy back	(19,400)	(93,420)
Proceeds from exercise of common stock options	-	870,000
Net cash provided by financing activities	758,501	708,431

NET DECREASE IN CASH	(395,835)	(1,556,102)

CASH – beginning of period	398,570	2,702,889

CASH – end of period	$2,735	$1,146,787

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$130,092	$41,502
Income taxes paid	$800	$-

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 2015, the Company entered into the following noncash transactions:

●	Issued 383,333 shares of common stock valued at approximately $1,265,000 in connection with services rendered.

●	Issued 606,155 warrants to purchase common stock with a relative fair value of approximately $400,000 in connection with the issuance of notes payable.

●	Issued 54,167 warrants to purchase common stock with a relative fair value of approximately $60,000 in connection with services rendered.

●	Recorded beneficial conversion feature of convertible notes payable of approximately $351,000.

●	Converted $710,000 of principal and approximately $72,000 of accrued interest to convertible notes payable.

During the six months ended December 31, 2014, the Company entered into no noncash transactions.

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc., (the “Company” or “QuantumSphere”) was organized under the laws of the State of Nevada on December 1, 2005. The Company has developed a process to manufacture metallic nanopowders with end-use application focused on the chemical sector. The Company’s products are used on a stand-alone basis, in the validation of the Company’s nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

In June 2014, the Company elected to change its fiscal year end from December 31 to June 30.

Dr. Douglas Carpenter, our Chief Technology Officer, had been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board concluded. The Company has all of the necessary resources to continue to handle Dr. Carpenter’s former duties. We anticipate undertaking a search for a new Chief Technology Officer in the second half of calendar 2016.

On May 5, 2015, the Company announced that commercial validation of its nano-iron catalyst had been achieved in a production-scale ammonia plant in China.

On May 27, 2015, the Company entered into a multi-year Joint Development Agreement with Swiss-based Casale, S.A. (Casale), a global leader in production technologies for ammonia, urea, melamine, methanol, syngas, nitrates and phosphates. Casale’s reactor production technologies are utilized in approximately 38 percent of global ammonia production and 39 percent of global methanol production. Casale and QSI have agreed to collaborate on commercial technologies for ammonia, methanol, and other industrial chemicals, which collectively account for several hundred billion USD of production annually. Casale also agreed to utilize QSI as its exclusive provider of nanocatalysts for its chemical synthesis processes during the term of the agreement based on QSI’s demonstrated increase in catalytic activity and patented high-volume manufacturing process. The first objective of the Joint Development Agreement is to validate and optimize QSI-Nano catalysts with Casale production reactor technologies. Following a successful validation phase, the second objective is to enter into a long-term agreement with Casale for the joint global distribution and sale of QSI-Nano catalysts with Casale reactor technologies to chemical plant owners and operators.

On January 27, 2016, the Company announced that it had received a Notice of Allowance from the U.S. Patent and Trademark Office for a key patent application related to its advanced FeNIX™ nanocatalyst accelerator technology. The patent covers claims around the application of iron nanocatalysts, applied as a coating onto existing commercial ammonia catalysts, for increased catalytic activity and production efficiency in ammonia synthesis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2015 was derived from the audited financial statements filed in Form 10-K on September 28, 2015. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended June 30, 2015.

Use of Estimates

The accompanying financial statements are prepared in conformity with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include among others, fair value of derivative liabilities, realization of capitalized assets, valuation of equity instruments, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015 and June 30, 2015.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company did not have an excess and obsolete reserve at December 31, 2015 and June 30, 2015. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2015, nine patents have been issued and one patent application is pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Fair Value of Financial Instruments and Certain Other Assets and Liabilities

The Company follows the guidance of GAAP with respect to assets and liabilities that are measured at fair value. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the six months ended December 31, 2015 and December 31, 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for research and development for new or improved processes to produce nanocatalysts as well as end use applications for the nanocatalysts are expensed until the production process or applications have been determined to be commercially viable. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

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

Potential common shares, consisting of options and warrants, totaling 13,008,048 and 12,052,572, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended December 31, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, as amended by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14 to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.

Going Concern

The Company has experienced recurring losses from operations from inception and has limited working capital. As of December 31, 2015, the Company had an accumulated deficit of approximately $45.0 million. The Company’s activities will necessitate significant uses of working capital beyond the current quarter. Additionally, the Company’s capital requirements will depend on many factors, including the competitiveness of, and its success in commercializing, its products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

3. NOTES PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The Company did not meet the additional equity requirement for funding of the second loan of $500,000. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants were to vest upon the second funding of $500,000, but did not vest due to the second $500,000 not funding as noted above. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

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

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 convertible notes payable and approximately 82,000 warrants. The initial warrants totaling approximately 140,000 were not surrendered as part of the conversion and remain outstanding as of December 31, 2015.

4. CONVERTIBLE NOTES PAYABLE

In October and November 2015, the Company issued convertible promissory notes (“Series O-2 Notes”) totaling $625,000. The Series O-2 Notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a fixed conversion price equal to $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted, at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a fixed conversion price per share equal to $1.60 per share. In connection with the Series O-2 Notes, the Company also issued approximately 208,000 warrants exercisable at $3.00 per share, exercisable for a period of five (5) years.

In May 2015, the Company issued convertible promissory notes (“Series O-1 Notes”) totaling $510,000. The Series O-1 Notes bear interest at the rate of 10% per annum. The Series O-1 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). The Series O-1 Notes were convertible and had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Additionally, the Company issued detachable warrants equal to 50% of the face value of the Series O-1 Notes based on the closing of a Qualifying Equity Offering in the future. As a Qualifying Equity Offering has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. In December 2015, all $510,000 in principal and approximately $27,000 in accrued interest of the Series O-1 Notes were converted to Series O-2 Notes and approximately 179,000 warrants. All Series O-1 Notes and the initial warrants were surrendered as part of the conversion. As such, the derivative liabilities were extinguished and all remaining debt discounts were written off. Immediately prior to the conversion, the Company recorded a gain of approximately $47,000 relating to the fair value of the derivative liabilities. In connection with the notes payable and the Series O-1 Notes conversions, the Company recorded a net gain of approximately $162,000 relating to debt extinguishment.

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of December 31, 2015, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of December 31, 2015, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of December 31, 2015, there were 1,354,297 shares of common stock available for grant under the 2004 Plan.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the six months ended December 31, 2015 and 2014:

	Six Months Ended December 31,
	2015	2014
Risk free interest rate	1.33% - 1.73%	0.89% - 1.75%
Expected term	5 – 10 years	5 – 10 years
Expected volatility	62.37%	44.15% - 52.13%
Dividend yield	N/A	N/A

Stock and Warrants for Services

From April 2015 through September 2015, the Company entered into one-year service agreements with firms to provide public relations, market awareness, and strategic advisory services. Each agreement called for a monthly cash retainer and shares of common stock. The shares were valued at the most recent market price at the date of each agreement and are amortized over the length of each agreement. In addition, agreements called for warrants to purchase common stock for periods from three to five years at exercise prices of $1.30 to $2.00 per share. The fair value of the warrants were valued using the Black-Scholes Merton option pricing model and are to be amortized over the length of each agreement. As of December 31, 2015, 350,000 shares and 42,500 warrants have been issued. The Company has recorded a contra equity account to reflect the shares issued in excess of services performed. The contra equity account has been included in additional paid-in capital on the December 31, 2015 balance sheet.

In October 2015, the Company entered into a service agreement with an investor relations firm. The agreement is to conclude during the calendar fourth quarter of 2015 and provides for the issuance of 33,333 shares of common stock. The common stock was valued at the most recent market price at the date of the agreement. 33,333 shares have been issued as of December 31, 2015. The Company has recorded related expense when service was performed.

6. RELATED PARTY TRANSACTIONS

In July 2015, Kevin Maloney, CEO of the Company, provided a short-term loan in the amount of $20,000. In August 2015, Kevin Maloney provided a short-term loan of $20,000. In September 2015, Kevin Maloney provided a short-term loan of $8,000. In November 2015, Kevin Maloney provided a short-term loan of $50,000. As of December 31, 2015, $66,192 had been repaid.

7. CONCENTRATIONS

For the three months ended December 31, 2015, 82% of net sales related to sales made to parties located in China and 11% of net sales were made to parties located in the United States. For the three months ended December 31, 2014, 32% of net sales were made to parties located in the United States, 24% of net sales were made to parties located in South Korea, and 22% of net sales were made to parties located in Italy. For the three months ended December 31, 2015, 82% of net sales related to one customer. For the three months ended December 31, 2014, 70% of net sales related to a total of four customers.

For the six months ended December 31, 2015, 61% of net sales were made to parties located in China and 22% of net sales were made to parties located in the United States. For the six months ended December 31, 2014, 38% of net sales were made to parties located in South Korea, 25% of net sales were made to parties located in the United States, 14% of net sales were made to parties located in Canada, and 10% of net sales were made to parties located in Italy. For the six months ended December 31, 2015, 70% of net sales were made to a total of two customers. For the six months ended December 31, 2014, 48% of net sales were made to a total of three customers.

8. SUBSEQUENT EVENTS

Management has evaluated events subsequent through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In January 2016, Francis C. Poli, a director, loaned the sum of $75,000 to the Company.

In January 2016, the Company and a market awareness firm, with which the Company entered into a service agreement in July 2015, mutually agreed that the firm would stop all activity on behalf of the Company until further notice.

On January 27, 2016, the Company announced that it had received a Notice of Allowance from the U.S. Patent and Trademark Office for a key patent application related to its advanced FeNIX™ nanocatalyst accelerator technology. The patent covers claims relating to the application of iron nanocatalysts, applied as a coating onto existing commercial ammonia catalysts, for increased catalytic activity and production efficiency in ammonia synthesis.

On February 12, 2016, the Company signed a nonbinding term sheet for a promissory note for $325,000. The promissory note is for six months, is unsecured, and the Company will receive the sum of $250,000, with an original issue discount of $75,000. If the promissory note is prepaid within 90 days from closing, the amount due on the promissory note will become $287,500, resulting in a reduced original issue discount of $37,500. The promissory note is not convertible unless there is an event of default. Upon an occurrence of default, a minimum of 115% of the outstanding balance of the note will be immediately due along with any unpaid interest. Default interest shall accrue at 22% per annum. Warrants will be issued, exercisable for a period of five (5) years from closing. The number of warrant shares will be 50% of the promissory note maturity amount. The warrants price will be exercisable at $0.25 per share.

Effective February 15, 2016, Tom Candelaria no longer serves as EVP, Corporate Development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words include, but are not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of our Report on Form 10-K filed on September 28, 2015, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

These forward-looking statements may relate to the following:

●	our future operating results and business prospects;

●	our ability to develop and market products that compete effectively in our targeted market segments;

●	continued large-scale commercial validation of our QSI-Nano® iron catalysts;

●	market acceptance of our current and future products and the degree and nature of our competition;

●	our ability to meet customer demand;

●	our ability to protect and enforce our current and future intellectual property;

●	our ability to obtain sufficient funding to continue our operations and pursue our business plan;

●	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

●	our ability to manage our foreign business development and international business risks;

●	the loss of any of our key members of management;

●	changes in our industry, interest rates or the general economy; and

●	changes in governmental regulations, tax rates and similar matters.

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

Dr. Douglas Carpenter, our Chief Technology Officer, had been on medical leave since November 4, 2014 due to a serious medical condition. Effective May 15, 2015, Dr. Carpenter transitioned to a consulting role with the Company and served on our Scientific Advisory Board. On August 5, 2015, Dr. Carpenter’s consulting role and position on our Scientific Advisory Board concluded. The Company has all of the necessary resources to continue to handle Dr. Carpenter’s former duties. We anticipate undertaking a search for a new Chief Technology Officer in the second half of calendar 2016.

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

On January 27, 2016, the Company announced that it had received a Notice of Allowance from the U.S. Patent and Trademark Office for a key patent application related to its advanced FeNIX™ nanocatalyst accelerator technology. The patent covers claims relating to the application of iron nanocatalysts, applied as a coating onto existing commercial ammonia catalysts, for increased catalytic activity and production efficiency in ammonia synthesis.

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

Patents. Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2015, nine patents have been issued and three patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three and six months ended December 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of our Form 10-K filed on September 28, 2015.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The following discussions are based on the consolidated balance sheets as of December 31, 2015 and June 30, 2015 and statements of operations for the three months ended December 31, 2015 and December 31, 2014 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Three Months Ended December 31,		Dollar variance favorable
	2015	2014	(unfavorable)

Net Sales	$21,115	$11,881	$9,234

Cost of Sales	3,869	2,830	(1,039)

Gross Profit	17,246	9,051	8,195

Operating Expenses
Research and development	264,106	599,744	335,638
Selling, marketing and advertising	11,430	5,788	(5,642)
General and administrative	1,545,568	607,824	(937,744)
Total operating expenses	1,821,104	1,213,356	(607,748)

Loss from Operations	(1,803,858)	(1,204,305)	(599,553)

Other Income (Expense)
Interest expense, net	(155,561)	(17,884)	(137,677)
Interest expense – amortization of note discounts	(156,480)	(939)	(155,541)
Gain from change in fair value of derivative liabilities	46,661	-	46,661
Gain from debt extinguishment	161,667	-	161,667
Other income	-	15,235	(15,235)
Total other income (expense), net	(103,713)	(3,588)	(100,125)
Loss Before Provision for Income Taxes	(1,907,571)	(1,207,893)	(699,678)

Provision for Income Taxes	-	-	-

Net Loss	$(1,907,571)	$(1,207,893)	$(699,678)

Net Sales. Net sales increased by $9,234 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

For the three months ended December 31, 2015 and 2014, 82% and 70% of net sales were to one and four companies, respectively.

For the three months ended December 31, 2015, 82% of net sales were to customers in China and 11% of net sales were to customers in the United States. For the three months ended December 31, 2014, 32% of net sales were to customers in the United States, 24% of net sales were to customers in South Korea, and 22% of net sales were to customers in Italy.

Gross Profit. Gross profit increased by $8,195 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increase resulted from an increase of $9,234 in net sales and decreases in cost of sales of $147,499 in salaries and related expenses, $25,945 in miscellaneous expenses, $24,703 in production materials, and $11,874 in utilities, offset by an increase of $211,060 in cost of sales allocation to Research and Development for ammonia research.

Research and Development. Research and development expenses decreased by $335,638 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The decrease resulted from decreases of $140,113 in ammonia research, $74,719 in salaries and related expenses due to less employees, $70,948 in production of nano iron for commercial validation purposes, $31,096 less in MetAir® Ranger battery research, $15,596 less in outside consultants, and $3,166 less in miscellaneous expenses. In the three months ended December 31, 2014, nano iron was produced to be placed in use in an ammonia plant in China to verify prior laboratory results and thus was considered to still be part of research & development. The nano iron provided was not considered a sale as no income was received for it.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $5,642 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increase resulted from increases of $4,091 in marketing expense, and $1,551 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $937,744 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increase resulted from increases of $764,820 in consultants and outside services (primarily for investor relations, of which $632,661 was the market value of stock and the fair value of warrants issued), $161,297 in board members compensation (primarily annual stock option issuance expense to the board), $36,851 in travel related expense, $11,320 in legal expenses, and $5,630 in miscellaneous expenses, offset by decreases of $19,508 in business insurance, $14,484 in payroll and related expenses, and $8,182 in legal expenses.

Interest Expense. Interest expense increased by $137,677 in the three months ended December 31, 2015 compared to the three months ended December, 2014. The increase resulted from the addition of notes payable in May, June, July, September, October, and November 2015.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $155,541 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increase resulted primarily from debt discount amortization on the May 2015 Series O-1 notes, on the September 2015 bridge notes, and on the October/November/December 2015 Series O-2 notes. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $46,661 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The derivative liabilities relate to the Series O-1 notes issued in May 2015 and thus there was no valuation for the three months ended December 31, 2014. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Gain from Debt Extinguishment. Gain on debt extinguishment increased by $161,667 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Other Income. Other income decreased by $15,235 in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The decrease was due to personal property tax refunds received in the three months ended December 2014.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

The following discussions are based on the consolidated balance sheets as of December 31, 2015 and June 30, 2015 and statements of operations for the six months ended December 31, 2015 and December 31, 2014 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Six Months Ended December 31,		Dollar variance Favorable
	2015	2014	(unfavorable)

Net Sales	$30,172	$25,904	$4,268

Cost of Sales	4,945	5,667	722

Gross Profit	25,227	20,237	4,990

Operating Expenses
Research and development	572,184	1,432,671	860,487
Selling, marketing and advertising	16,824	11,755	(5,069)
General and administrative	2,592,033	1,253,860	(1,338,173)
Total operating expenses	3,181,041	2,698,286	(482,755)

Loss from Operations	(3,155,814)	(2,678,049)	(477,765)

Other Income (Expense)
Interest expense, net	(220,864)	(41,502)	(179,362)
Interest expense – amortization of note discounts	(303,246)	(1,878)	(301,368)
Gain from change in fair value of derivative liabilities	656,061	-	656,061
Gain from debt extinguishment	161,667	-	161,667
Other income	50	15,285	(15,235)
Total other income (expense), net	293,668	(28,095)	321,763

Loss Before Provision for Income Taxes	(2,862,146)	(2,706,144)	(156,002)

Provision for Income Taxes	800	-	(800)

Net Loss	$(2,862,946)	$(2,706,144)	$(156,802)

Net Sales. Net sales increased by $4,268 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014 reflecting a decrease in sales of various nanomaterials and electrodes.

For the six months ended December 31, 2015 and 2014, 70% and 48% of net sales were to two and three companies, respectively.

For the six months ended December 31, 2015, 61% of net sales were to customers in China and 22% of net sales were to customers in the United States. For the six months ended December 31, 2014, 38% of net sales were to customers in South Korea, 25% of net sales were to customer in the United States, 14% of net sales were to customers in Canada, and 10% of net sales were to customers in Italy.

Gross Profit. Gross profit increased by $4,990 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase resulted from an increase of $4,268 in net sales and decreases in cost of sales of $308,455 in salaries and related expenses, $108,989 in production materials, $95,070 in utilities, $25,561 in miscellaneous expenses, and $17,781 in warehouse supplies, offset by $555,134 in cost of sales allocation to Research and Development for ammonia research.

Research and Development. Research and development expenses decreased by $860,487 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The decrease resulted from decreases of $377,723 in production of nano iron for commercial validation purposes, $204,927 in salaries and related expenses due to less employees, $177,412 in ammonia research, $66,992 less in MetAir® Ranger battery research, $30,596 less in outside consultants, and $2,837 less in miscellaneous expenses. In the six months ended December 31, 2014, nano iron was produced to be placed in use in an ammonia plant in China to verify prior laboratory results and thus was considered to still be part of research & development. The nano iron provided was not considered a sale as no income was received for it.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased by $5,069 in the six months ended December 31, 2015 compared to the nine months ended March 31, 2014. The increase resulted from an increase of $5,988 in outside consultants offset by $919 less miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $1,338,173 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase resulted from increases of $1,341,394 in consultants and outside services (primarily for investor relations, of which $1,035,829 was the market value of stock and fair value of warrants issued), $127,787 in board members compensation (primarily annual stock option issuance expense to the board), $24,946 in travel related expense, and $7,075 in miscellaneous expenses, offset by decrease of $76,051 in payroll and related expenses (primarily stock compensation expense), $38,400 in business insurance, $28,136 in legal expense, and $20,442 in audit expense.

Interest Expense. Interest expense increased by $179,362 in the six months ended December 31, 2015 compared to the six months ended December, 2014. The increase resulted from the addition of notes payable in May, June, July, September, October, and November 2015.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $301,368 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase resulted primarily from debt discount amortization on the May 2015 Series O-1 notes, on the September 2015 bridge notes, and on the October/November/December 2015 Series O-2 notes. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $656,061 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The derivative liabilities relate to the Series O-1 notes issued in May 2015 and thus there was no valuation for the three months ended December 31, 2014. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Gain from Debt Extinguishment. Gain on debt extinguishment increased by $161,667 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Other Income. Other income decreased by $15,235 in the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The decrease was due to personal property tax refunds received in the six months ended December 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets of $102,412, including $2,735 in cash.

Cash decreased $395,835 from $398,570 at June 30, 2015 to $2,735 at December 31, 2015. Net cash used in operating activities of $1,134,443 in the six months ended December 31, 2015 included $2,862,946 operating loss, $656,061 non-cash gain from change in fair value of derivative liabilities, $161,667 gain from debt extinguishment, and $63,811 increase in prepaid expenses, offset by non-cash items of $977,679 stock issued for services, $386,231 stock based compensation expense, $303,246 discount amortization on notes payable and $194,188 depreciation and amortization, and $748,698 increase in accounts payable and accrued expenses. $2,080,577 in cash was used in operating activities for the six months ended December 31, 2014.

$19,893 of cash was used in investing activities in the six months ended December 31, 2015. $14,126 of cash was used for the purchase of property and equipment and $5,767 of cash was used for the development of patents. $183,956 of cash was used in investing activities in the six months ended December 31, 2014.

$758,501 in cash was provided by financing activities in the six months ended December 31, 2015. $625,000 was provided by the issuance of convertible notes payable and $460,000 was provided by the issuance of notes payable, offset by $307,099 principal payments on notes payable and $19,400 common stock buy backs. $708,431 in cash was provided by financing activities in the six months ended December 31, 2014.

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

Immediately prior to the consummation of the Merger, QSI effected a 10,000-for-1 reverse split. As a result of the reverse split, QSI cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, QSI effected a 1-for-10,000 forward split. As of December 31, 2015, we had approximately $220,000 of accrued liabilities associated with the share cancellation.

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

Other Commitments and Contingencies

Our commitments and contingencies as of December 31, 2015 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending December 31,	Amount
2016	$107,006
2017	17,172
Total	$124,178

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and our Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting, known to our Chief Executive Officer or our Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certifications of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certifications of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

10.1	Service Agreement between Registrant and Sitrick Brincko Group LLC	Attached

10.2	Service Agreement (and Addendum) between Registrant and DC Consulting LLC	Attached

10.3	Service Agreement between Registrant and Hanover International	Attached

10.4	Service Agreement between Registrant and Aranea Partners	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUMSPHERE, INC.

Date: February 16, 2016

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer