Form 10-Q
period 2016-03-31
QUANTUMSPHERE, INC.
filed 2016-05-19
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE	ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2016: 22,695,217

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on September 28, 2015, as updated through our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

-i-

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$3,183	$398,570
Inventory	65,668	65,668
Prepaid expenses and other current assets	86,576	39,081
Total current assets	155,427	503,319

Property and equipment, net	1,076,242	1,346,346
Patents, net	96,346	99,447
Other assets	24,578	24,578

Total assets	$1,352,593	$1,973,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,569,326	$425,582
Notes payable, net of discount	559,514	197,639
Convertible notes payable, net of discount	967,723	42,500
Derivative liabilities	-	1,141,700
Total current liabilities	3,096,563	1,807,421

Notes Payable, net of current portion and discount	-	276,392

Total Liabilities	3,096,563	2,083,813

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,670,217 and 22,261,884 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	22,670	22,262
Additional paid-in capital	44,273,564	41,987,111
Accumulated deficit	(46,040,204)	(42,119,496)
Total stockholders’ deficit	(1,743,970)	(110,123)

Total liabilities and stockholders’ deficit	$1,352,593	$1,973,690

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net Sales	$14,656	$16,829	$44,828	$42,733

Cost of Sales	1,856	6,203	6,801	11,870

Gross Profit	12,800	10,626	38,027	30,863

Operating Expenses
Research and development	295,597	384,125	867,781	1,816,796
Selling, marketing and advertising	5,205	50,281	22,029	62,036
General and administrative	483,537	688,107	3,075,570	1,941,967
Total operating expenses	784,339	1,122,513	3,965,380	3,820,799

Loss from Operations	(771,539)	(1,111,887)	(3,927,353)	(3,789,936)

Other Income (Expense)
Interest expense, net	(108,271)	(16,272)	(329,135)	(57,774)
Interest expense – amortization of note discounts	(174,860)	(939)	(478,106)	(2,817)
Gain from change in fair value of derivative liabilities	-	-	656,061	-
Gain from debt extinguishment	-	-	161,667	-
Other income (loss)	(3,092)	-	(3,042)	15,285
Total other income (expense), net	(286,223)	(17,211)	7,445	(45,306)

Loss Before Provision for Income Taxes	(1,057,762)	(1,129,098)	(3,919,908)	(3,835,242)
Provision for Income Taxes	-	-	800	-

Net Loss	$(1,057,762)	$(1,129,098)	$(3,920,708)	$(3,835,242)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.05)	$(0.17)	$(0.18)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,653,184	22,255,291	22,538,793	21,911,063

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,920,708)	$(3,835,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,765	288,250
Stock based compensation expense	461,524	808,280
Gain from change in fair value of derivative liabilities	(656,061)	-
Gain from debt extinguishment	(161,667)	-
Stock issued for services	1,059,005	-
Discount amortization on notes payable	478,106	2,817
Changes in operating assets and liabilities:
Accounts receivable		(7,982)
Prepaid expenses and other current assets	(47,495)	(6,761)
Inventory	-	(55,191)
Accounts payable and accrued expenses	1,235,202	(45,303)
Net cash used in operating activities	(1,256,329)	(2,851,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(8,433)	(4,035)
Purchase of property and equipment	(14,126)	(193,480)
Net cash used in investing activities	(22,559)	(197,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	625,000	-
Proceeds from issuance of notes payable	585,000	-
Principal payments of notes payable	(307,099)	(104,244)
Common stock buy back	(19,400)	(111,884)
Proceeds from exercise of common stock options	-	880,000
Net cash provided by financing activities	883,501	663,872

NET DECREASE IN CASH	(395,387)	(2,384,775)

CASH – beginning of period	398,570	2,702,889

CASH – end of period	$3,183	$318,114

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$133,318	$52,505
Income taxes paid	$800	$-

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2016, the Company entered into the following noncash transactions:

●	Issued 408,333 shares of common stock valued at approximately $1,327,000 in connection with services rendered.

●	Issued 624,488 warrants to purchase common stock with a relative fair value of approximately $403,000 in connection with the issuance of notes payable.

●	Issued 66,667 warrants to purchase common stock with a relative fair value of approximately $80,000 in connection with services rendered.

●	Recorded beneficial conversion feature of convertible notes payable of approximately $351,000.

●	Converted $710,000 of principal and approximately $72,000 of accrued interest to convertible notes payable.

During the nine months ended March 31, 2015, the Company entered into no noncash transactions.

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

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

On March 8, 2016, the Company entered into a multi-year Commercialisation Partnership Agreement with Casale pursuant to which the parties agreed to the terms of commercialization of the Company’s QSI-Nano iron catalysts for ammonia synthesis. During the term, Casale is restricted from entering into any agreement with any third party for any purpose relating to the use of nano-sized particle based catalysts in ammonia synthesis. Further, during the term, Casale has exclusive rights to commercially market, co-brand and sell the FeNIX™ product into the ammonia market globally, with the exception of China. The Company will not license the FeNIX™ product for use outside of China to an ammonia plant owner/operator if such party does not commit to use the ammonia technology developed and owned by Casale.

On March 15, 2016, the Company announced that it had been issued a patent by the U.S. Patent and Trademark Office for a key patent related to its advanced FeNIX™ nanocatalyst accelerator technology. The patent covers claims around the application of iron nanocatalysts, applied as a coating onto existing commercial ammonia catalysts, for increased catalytic activity and production efficiency in ammonia synthesis.

On April 25, 2016, Marc Goroff, Steven Myers, Robert Venable, and Jeffery Palmer voluntarily resigned from the Board of Directors, effective immediately and from their respective roles as members of the company’s Audit, Compensation, Nominating, and Governance Committees. All have agreed to act as non-director advisors to the Company going forward. Kevin Maloney and Francis Poli, our lead director, will continue to serve as directors going forward. Francis Poli will chair each of the board committees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The condensed balance sheet as of June 30, 2015 was derived from the audited financial statements filed in Form 10-K on September 28, 2015. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016 and June 30, 2015.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company did not have an excess and obsolete reserve at March 31, 2016 and June 30, 2015. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. Changes in economic conditions, production requirements, and lower than expected customer demand could result in additional obsolete or slow-moving inventory that cannot be sold or must be sold at reduced prices and could result in additional reserve provisions.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2016, ten patents have been issued and one patent application is pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the nine months ended March 31, 2016 and March 31, 2015.

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

Potential common shares, consisting of options and warrants, totaling 13,214,655 and 12,553,820, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended March 31, 2016 and 2015, respectively.

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

Going Concern

The Company has experienced recurring losses from operations from inception and has limited working capital. As of March 31, 2016, the Company had an accumulated deficit of approximately $46.0 million. The Company’s activities will necessitate significant uses of working capital beyond the current quarter. Additionally, the Company’s capital requirements will depend on many factors, including the competitiveness of, and its success in commercializing, its products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working to raise additional capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company is currently evaluating the effects this pronouncement might have on its financial statements.

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

3. NOTES PAYABLE

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides up to two loans, each in the amount of $500,000. The initial loan of $500,000 was funded on June 19, 2014. The Company did not meet the additional equity requirement for funding of the second loan of $500,000. The loans accrue at an annual rate of 15.5%, have a term of thirty-six months, and monthly payments on each loan are $17,455, beginning August 10, 2014 for the initial loan. The agreement includes a warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share that expires July 1, 2019; 20,000 warrants vested upon the initial funding of $500,000, and 10,000 warrants were to vest upon the second funding of $500,000, but did not vest due to the second $500,000 not funding as noted above. The initial vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. The Company is in default on the loan as of the date of this filing.

On June 5, 2015, the Company signed a loan and security agreement with Novus Capital Group that provides an additional loan in the amount of $127,500. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $4,451, beginning July 10, 2015. The agreement includes a warrant to purchase 2,555 shares of common stock at an exercise price of $2.00 per share that expires June 30, 2020. The vested warrants were valued at approximately $1,745, using the Black-Scholes Merton option pricing model and recorded as a discount to the note payable. The Company is in default on the loan as of the date of this filing.

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets.

In July 2015, the Company issued a promissory note for $60,000. The promissory note was due seventy-five days following issuance of the note and bore interest at $20,000 for the seventy-five day period. The note was repaid in December 2015 with $25,000 interest.

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 convertible notes payable and approximately 82,000 warrants. The initial warrants totaling approximately 140,000 were not surrendered as part of the conversion and remain outstanding as of March 31, 2016.

In November 2015, the Company issued a promissory note for $50,000. The promissory note bears interest at the rate of 10% per thirty (30) day period and was due one month following issuance of the note. The note has not been repaid as of the date of filing of this report. In connection with the promissory note, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued was 110% of the face value of the promissory note if the note were paid within one month, and an additional 10% of the value of the note for each month the note remains unpaid.

In January 2016, the Company issued a promissory note for $75,000. The promissory note bears interest at the rate of 10% per annum and is due either upon the Company’s next financing or on July 15, 2016, whichever comes first.

In February 2016, the Company issued a promissory note for $50,000. The promissory note bears interest at the rate of 10% per thirty (30) day period and was due one month following issuance of the note. The note has not been repaid as of the date of filing of this report. In connection with the promissory note, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued was 110% of the face value of the promissory note if the note were paid within one month, and an additional 10% of the value of the note for each month the note remains unpaid.

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

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of March 31, 2016, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of March 31, 2016, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of March 31, 2016, there were 1,306,799 shares of common stock available for grant under the 2004 Plan.

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the nine months ended March 31, 2016 and 2015:

Nine Months Ended March 31,
	2016	2015
Risk free interest rate	1.21% - 1.73%	1.14% - 1.75%
Expected term	5 – 10 years	3 – 5 years
Expected volatility	62.30% - 76.87%	44.15% - 52.13%
Dividend yield	N/A	N/A

Stock and Warrants for Services

From April 2015 through September 2015, the Company entered into one-year service agreements with firms to provide public relations, market awareness, and strategic advisory services. Each agreement called for a monthly cash retainer and shares of common stock. The shares were valued at the most recent market price at the date of each agreement and are amortized over the length of each agreement. In addition, agreements called for warrants to purchase common stock for periods from three to five years at exercise prices of $1.30 to $2.00 per share. The fair value of the warrants were valued using the Black-Scholes Merton option pricing model and are to be amortized over the length of each agreement. As of March 31, 2016, 375,000 shares and 106,667 warrants have been issued. The Company has recorded a contra equity account to reflect the shares issued in excess of services performed. The contra equity account has been included in additional paid-in capital on the March 31, 2016 balance sheet.

In October 2015, the Company entered into a service agreement with an investor relations firm. The agreement concluded during the calendar fourth quarter of 2015 and provides for the issuance of 33,333 shares of common stock. The common stock was valued at the most recent market price at the date of the agreement. 33,333 shares have been issued as of March 31, 2016. The Company has recorded related expense when service was performed.

6. RELATED PARTY TRANSACTIONS

From July 2015 through March 2016, Kevin Maloney, CEO of the Company, has provided short-term loans or paid expenses of the Company totaling $121,972. As of March 31, 2016, $68,783 has been repaid.

7. CONCENTRATIONS

For the three months ended March 31, 2016, 64% of net sales were related to sales made to parties located in South Korea and 26% of net sales were made to parties located in the United States. For the three months ended March 31, 2015, 42% of net sales were made to parties in South Korea, 31% of net sales were made to parties located in the United States, and 17% of net sales were made to parties located in Canada. For the three months ended March 31, 2016, 76% of net sales were made to a total of two customers. For the three months ended March 31, 2015, 83% of net sales were made to a total of three customers.

For the nine months ended March 31, 2016, 41% of net sales were made to parties located in China, 27% of net sales were to parties located in South Korea, and 23% of net sales were made to parties located in the United States. For the nine months ended March 31, 2015, 41% of net sales were made to parties located in South Korea, 28% of net sales were made to parties located in the United States, and 15% of net sales were made to parties located in Canada. For the nine months ended March 31, 2016, 59% of net sales were made to a total of two customers. For the nine months ended March 31, 2015, 44% of net sales were made to a total of two customers.

8. SUBSEQUENT EVENTS

On April 29, 2016, the Company issued a promissory note for $100,000. The note is for thirty days and interest is fixed at $25,000 for the thirty day period. In the event of default, interest shall accrued on all outstanding principal at the same rate, pro-rated for each 30-day period.

On May 1, 2016, the Company entered into a service agreement with a market awareness firm. The agreement is for one year and calls for a monthly retainer and the issuance over the service period of 100,000 shares of common stock. 25,000 shares have been issued as of May 18, 2016.

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

These forward-looking statements may relate to the following:

●	our future operating results and business prospects;

●	our ability to develop and market products that compete effectively in our targeted market segments;

●	continued large-scale commercial validation of our QSI-Nano® iron catalysts;

●	market acceptance of our current and future products and the degree and nature of our competition;

●	our ability to meet customer demand;

●	our ability to protect and enforce our current and future intellectual property;

●	our ability to obtain sufficient funding to continue our operations and pursue our business plan;

●	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

●	our ability to manage our foreign business and development and international business risks;

●	the loss of any of our key members of management;

●	changes in our industry, interest rates or the general economy; and

●	changes in governmental regulations, tax rates and similar matters.

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

On March 8, 2016, the Company entered into a multi-year Commercialisation Partnership Agreement with Casale, pursuant to which the parties agreed to the terms of commercialization of the Company’s QSI-Nano iron catalysts for ammonia synthesis. During the term, Casale is restricted from entering into any agreement with any third party for any purpose relating to the use of nano-sized particle based catalysts in ammonia synthesis. Further, during the term, Casale has exclusive rights to commercially market, co-brand and sell the FeNIX™ product into the ammonia market globally, with the exception of China. The Company will not license the FeNIX™ product for use outside of China to an ammonia plant owner/operator if such party does not commit to use the ammonia technology developed and owned by Casale.

On March 15, 2016, the Company announced that it had been issued a patent by the U.S. Patent and Trademark Office for a key patent application related to its advanced FeNIX™ nanocatalyst accelerator technology. The patent covers claims relating to the application of iron nanocatalysts, applied as a coating onto existing commercial ammonia catalysts, for increased catalytic activity and production efficiency in ammonia synthesis.

On April 25, 2016, Marc Goroff, Steven Myers, Robert Venable, and Jeffery Palmer voluntarily resigned from the Board of Directors, effective immediately and from their respective roles as members of the company’s Audit, Compensation, Nominating, and Governance Committees. All have agreed to act as non-director advisors to the Company going forward. Kevin Maloney and Francis Poli, our lead director, will continue to serve as directors going forward. Francis Poli will chair each of the board committees.

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

Patents. Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2016, ten patents have been issued and one patent is pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically to determine if any patents are no longer being pursued and associated costs should be written off.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three and nine months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 16 of our Form 10-K filed on September 28, 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following discussions are based on the consolidated balance sheets as of March 31, 2016 and June 30, 2015 and statements of operations for the three months ended March 31, 2016 and March 31, 2015 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Three Months Ended March 31,		Dollar variance favorable
	2016	2015	(unfavorable)

Net Sales	$14,656	$16,829	$(2,173)

Cost of Sales	1,856	6,203	4,347

Gross Profit	12,800	10,626	2,174

Operating Expenses
Research and development	295,597	384,125	88,528
Selling, marketing and advertising	5,205	50,281	45,076
General and administrative	483,537	688,107	204,570
Total operating expenses	784,339	1,122,513	338,174

Loss from Operations	(771,539)	(1,111,887)	340,348

Other Income (Expense)
Interest expense, net	(108,271)	(16,272)	(91,999)
Interest expense – amortization of note discounts	(174,860)	(939)	(173,921)
Other income (loss)	(3,092)	-	(3,092)
Total other income (expense), net	(286,223)	(17,211)	(269,012)

Loss Before Provision for Income Taxes	(1,057,762)	(1,129,098)	71,336

Provision for Income Taxes	-	-	-

Net Loss	$(1,057,762)	$(1,129,098)	$71,336

Net Sales. Net sales decreased by $2,173 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, 76% and 83% of net sales were to two and three companies, respectively.

For the three months ended March 31, 2016, 64% of net sales were to customers in South Korea and 26% of net sales were to customers in the United States. For the three months ended March 31, 2015, 42% of net sales were to customers in South Korea, 30% of net sales were to customers in the United States, and 17% of net sales were to customers in Canada.

Gross Profit. Gross profit increased by $2,174 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase resulted from decreases of $44,427 in salaries and related expenses, $18,273 in utilities, $8,113 in miscellaneous expenses, and $7,326 in materials, offset by a $2,173 decrease in net sales, and decreases of $55,191 in allocation of production to inventory and $18,601 in cost of sales allocation to Research and Development for ammonia research.

Research and Development. Research and development expenses decreased by $88,528 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease resulted from decreases of $28,432 in MetAir® Ranger battery research, $24,234 in salaries and related expenses, $18,601 in ammonia research, $9,905 in travel, and $7,356 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $45,076 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease resulted from decreases of $35,759 in marketing expense, $7,615 in outside consultant expense, and $1,702 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $204,570 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease resulted from decreases of $294,434 in payroll and related expenses (primarily a decrease in stock options expense of $276,262), $16,406 in business insurance, and $13,299 in public filing expense, offset by increases of $108,102 in consultants and outside services (primarily for investor relations, of which $91,827 was the market value of stock and the fair value of warrants issued), $10,659 in board members compensation, and $808 in miscellaneous expenses.

Interest Expense. Interest expense increased by $91,999 in the three months ended March 31, 20165 compared to the three months ended March, 2015. The increase resulted from the addition of notes payable from May 2015 through February 2016.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $173,921 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase resulted primarily from debt discount amortization on the October/November/December 2015 Series O-2 notes. These were non-cash entries.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

The following discussions are based on the consolidated balance sheets as of March 31, 2016 and June 30, 2015 and statements of operations for the nine months ended March 31, 2016 and March 31, 2015 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	Nine Months Ended March 31,		Dollar variance favorable
	2016	2015	(unfavorable)

Net Sales	$44,828	$42,733	$2,095

Cost of Sales	6,801	11,870	5,069

Gross Profit	38,027	30,863	7,164

Operating Expenses
Research and development	867,781	1,816,796	949,015
Selling, marketing and advertising	22,029	62,036	40,007
General and administrative	3,075,570	1,941,967	(1,133,603)
Total operating expenses	3,965,380	3,820,799	(144,581)

Loss from Operations	(3,927,353)	(3,789,936)	(137,417)

Other Income (Expense)
Interest expense, net	(329,135)	(57,774)	(271,361)
Interest expense – amortization of note discounts	(478,106)	(2,817)	(475,289)
Gain from change in fair value of derivative liabilities	656,061	-	656,061
Gain from debt extinguishment	161,667	-	161,667
Other income (loss)	(3,042)	15,285	(18,327)
Total other income (expense), net	7,445	(45,306)	52,751

Loss Before Provision for Income Taxes	(3,919,908)	(3,835,242)	(84,666)

Provision for Income Taxes	800	-	(800)

Net Loss	$(3,920,708)	$(3,835,242)	$(85,466)

Net Sales. Net sales increased by $2,095 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

For the nine months ended March 31, 2016 and 2015, 59% and 44% of net sales were to two companies.

For the nine months ended March 31, 2016, 41% of net sales were to customers in China, 27% of net sales were to customers in South Korea, and 23% of net sales were to customers in the United States. For the nine months ended March 31, 2015, 41% of net sales were to customers in South Korea, 28% of net sales were to customer in the United States, and 15% of net sales were to customers in Canada.

Gross Profit. Gross profit increased by $7,164 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase resulted from an increase of $2,095 in net sales and decreases in cost of sales of $352,882 in salaries and related expenses, $117,354 in production materials, $113,344 in utilities, $31,288 in miscellaneous expenses, and $19,128 in warehouse supplies, offset by $377,723 in cost of sales allocation to Research and Development for production of nano iron for commercial validation in China, $196,013 in cost of sales allocation to Research and Development for ammonia research, and $55,191 in production to inventory.

Research and Development. Research and development expenses decreased by $949,015 in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2015. The decrease resulted from decreases of $377,723 in production of nano iron for commercial validation purposes in China, $229,161 in salaries and related expenses due to less employees, $196,013 in ammonia research, $95,557 in MetAir® Ranger battery research, $33,875 in outside consultants, and $19,067 in travel, offset by an increase of $2,381 in miscellaneous expenses. In the nine months ended March 31, 2015, nano iron was produced to be placed in use in an ammonia plant in China to verify prior laboratory results and thus was considered to still be part of research & development. The nano iron provided was not considered a sale as no income was received for it.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $40,007 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The decrease resulted from decreases of $34,528 in marketing and $5,479 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $1,133,603 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase resulted from increases of $1,449,496 in consultants and outside services (primarily for investor relations, of which $1,226,116 was the market value of stock and fair value of warrants issued), $138,446 in board members compensation (primarily annual stock option issuance expense to the board), and $17,396 in miscellaneous expenses, offset by decreases of $370,485 in payroll and related expenses (primarily stock compensation expense), $54,807 in business insurance, $23,622 in audit expense, and $22,821 legal expense.

Interest Expense. Interest expense increased by $271,361 in the nine months ended March 31, 2016 compared to the nine months ended March, 2015. The increase resulted from the addition of notes payable in May 2015 through February 2016.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $475,289 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase resulted primarily from debt discount amortization on the October/November/December 2015 Series O-2 notes. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $656,061 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The derivative liabilities relate to the Series O-1 notes issued in May 2015 and thus there was no valuation for the three months ended December 31, 2014. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Gain from Debt Extinguishment. Gain on debt extinguishment increased by $161,667 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The gain was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Other Income (Loss). Other income (loss) decreased by $18,327 in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The decrease was primarily due to personal property tax refunds received in the six months ended December 2014.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $155,427, including $3,183 in cash.

Cash decreased $395,387 from $398,570 at June 30, 2015 to $3,183 at March 31, 2016. Net cash used in operating activities of $1,256,329 in the nine months ended March 31, 2016 included $3,920,708 operating loss, $656,061 non-cash gain from change in fair value of derivative liabilities, $161,667 gain from debt extinguishment, and $47,495 increase in prepaid expenses, offset by non-cash items of $1,059,005 stock issued for services, $478,106 discount amortization on notes payable, $461,524 stock based compensation expense, $289,173 depreciation and amortization and $6,592 loss on intangible assets, and $1,235,202 increase in accounts payable and accrued expenses. $2,851,132 in cash was used in operating activities for the nine months ended March 31, 2015.

$22,559 of cash was used in investing activities in the nine months ended March 31, 2016. $14,126 of cash was used for the purchase of property and equipment and $8,433 of cash was used for the development of patents. $197,515 of cash was used in investing activities in the nine months ended March 31, 2015.

$883,501 in cash was provided by financing activities in the nine months ended March 31, 2016. $625,000 was provided by the issuance of convertible notes payable and $585,000 was provided by the issuance of notes payable, offset by $307,099 principal payments on notes payable and $19,400 common stock buy backs. $663,872 in cash was provided by financing activities in the nine months ended March 31, 2015.

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

Immediately prior to the consummation of the Merger, QSI effected a 10,000-for-1 reverse split. As a result of the reverse split, QSI cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, QSI effected a 1-for-10,000 forward split. As of March 31, 2016, we had approximately $220,000 of accrued liabilities associated with the share cancellation.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report dated September 25, 2015 on our June 30, 2015 financial statements. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and the availability and cost of capital. Given our stage of operations, we do not expect that bank or other institutional debt financing will be available near term. We expect that any capital we raise will be through the issuance of convertible debt, equity securities, warrants or similar securities. We believe that we will be able to obtain financing when and as needed, but may be required to pay a high price for capital. In the event we are unsuccessful in procuring additional capital in the near term, we will be forced to significantly curtail our operations, the result of which would have a material impact on our business objectives.

Other Commitments and Contingencies

Our commitments and contingencies as of March 31, 2016 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending March 31,	Amount

2017	$97,301

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and our Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: May 19, 2016

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer