Form 10-K
period 2016-06-30
QUANTUMSPHERE, INC.
filed 2016-10-13
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUANTUMSPHERE, INC.

(Exact name of registrant as specified in its charter)

000-53913

(Commission File Number)

Nevada	20-3925307
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2905 Tech Center Drive, Santa Ana, CA 92705

(Address of principal executive offices, with zip code)

714-545-6266

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ] NO [X]

The aggregate market value of the registrants common stock as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $36,963,040 (based on the closing ask price of our common stock on December 31, 2015).

As of October 13, 2016, 22,857,082 shares of the registrant’s common stock were outstanding.

PART I

Item 1. Business

Overview

QuantumSphere, Inc., was incorporated in the State of Nevada on December 1, 2005 (referred to as the “Registrant”). On April 22, 2014, we entered into an Agreement and Plan of Merger with QuantumSphere, Inc., a California corporation (“QSI”), whereby, among other things, QSI would merge with a wholly-owned subsidiary of the Registrant. On April 22, 2014, the parties consummated the merger and QSI became a wholly-owned subsidiary of the Registrant. Subsequently, on April 25, 2014, we filed Articles of Merger with the Nevada Secretary of State for the purposes of effecting a short-form merger of QSI with and into the Registrant. As part of the short-form merger, we amended our Articles of Incorporation to changes our name from “Way Cool Imports, Inc.” to “QuantumSphere, Inc.” The Articles of Merger were effective upon filing. In June 2014, the Company elected to change its year end from December 31 to June 30. As used in this Annual Report on Form 10-K, the references to “we” or “our” reflect the Registrant and its operations post-merger, i.e., inclusive of QSI and its operations.

We have developed a process to manufacture metallic nanopowders with end-use application focused on the chemical sector. Our products are used on a stand-alone basis, in the validation of our nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia. Our major activities to date have included capital formation, research and development, marketing and commercial validation of our metallic nanopowder products.

Platform Technology & Catalyst Market

Our high value, end use applications in the chemicals sectors emanate from our award winning, patented, nanocatalyst manufacturing platform technology. Our platform technology allows us to manufacture, in an automated manner, highly uniform, 99.99% pure, narrowly distributed, nano-particles with high catalytic activity. We view ourselves as a products company, rather than an advanced materials company, with the products we distribute being made possible through our leading edge platform technology.

We spent the first several years following our inception, along with $15 million of the $30+ million in investment capital procured to date, designing, fabricating, testing, refining, improving, automating, and scaling our closed-loop, proprietary nanocatalyst manufacturing platform technology. In terms of the production of advanced nanocatalyst materials, we have progressed from a few grams per day to capacity of 300 kilograms per month in our existing manufacturing facility. This is essential as scale is required with the ammonia application we are pursuing today and other end use applications in the future (e.g., light olefins and methanol).

In 2007 we secured two key broad patents on the QSI manufacturing technology process itself. In addition, in 2010, we achieved ISO 9001:2008 certification for quality management systems related to our nanocatalyst manufacturing platform technology. With respect to our intellectual property relating to our platform technology, we have not disclosed our proprietary algorithms and software that are used in the manufacturing process. We treat the foregoing as our “Coca-Cola” trade secret that will remain proprietary at all times. Other key features of our platform technology include the ability to rapidly scale the manufacturing process in a highly automated, modular fashion at a low capital cost.

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

Chemicals Opportunity

QSI catalysts have the potential to benefit multiple, multi-billion dollar process applications in the refining, petrochemical, chemical, and pharmaceutical industries. Currently, the lead application and commercialization focus is in the global ammonia synthesis market. Ammonia production is a highly critical and energy-intensive process that occurs by combining hydrogen and nitrogen under high pressure and temperature in the presence of an iron catalyst. Though many incremental improvements have been achieved in both process and catalyst technology over the last 100 years, the industry is ripe for a paradigm shift in ammonia synthesis efficiency. Other applications of our nano catalysts in the chemicals industry, outside of the ammonia sector, are being pursued and are presently in the lab validation phase (i.e., light olefins and methanol).

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

Ammonia Market Overview

Globally, the amount of ammonia produced annually consumes more than 1% of the world’s energy supply.4 Nearly 80% of the global ammonia output is used as agricultural fertilizer for both food and non-food crops including biofuel feedstock.5 In addition, ammonia plants produce nearly 1% of the world’s total carbon dioxide emissions.6 Annual world production is heavily concentrated in China, accounting for more than 33% of ammonia produced today.7

To date, we have spent seven years testing internally and externally validating the increased efficiencies of our QSI-Nano® iron catalysts, known as FeNIX™, with several industry leaders in the UK, Switzerland, Germany, and more recently in China. To this end, we were able to achieve a commercial validation of our FeNIX™ catalyst in an ammonia plant owned and operated by the JH Group in China in May 2015. JH Group, a subsidiary of Chem China, is the eleventh largest producer of ammonia in China. We are now in the process of arranging a second commercial validation of our FeNIX™ catalyst in the western hemisphere in the first half of 2017. Upon achieving a second commercial validation, our objective is to achieve commercial purchase orders for our FeNIX™ catalyst by the middle of calendar 2017.

SALES PIPELINE

QSI is currently engaged in sales discussions with multiple plant operators. We have a particular focus on India due to their compelling need and the size of the market (second largest global producer of ammonia, behind China only). India is under tremendous pressure to increase food production and simultaneously lessen their carbon footprint. Since 1998, India has added an entire USA-worth of population (300 million people) and in the next thirty years it is projected to add another entire USA again. The agriculture sector has the mandate to increase output by four percent per year but is struggling to meet that mandate. This is particularly due to the shrinking availability of farmland as the country urbanizes. Clearly, India needs more productivity on less land, which translates to the need for better fertilizers, which translates to soaring demand for ammonia, which translates to the need for more ammonia per plant and has plants scrambling to find new technological innovations that will assist in the foregoing. This has caused the QSI FeNIX™ innovation to be very well received in recent high level meetings.

Within India, QSI is working with the lead fertilizer trade association, FAI, as well as large conglomerates such as IFFCO and DCM Shriram. IFFCO, the India Farmers Fertilizers Coop, is the largest producer of ammonia in India with five plants in operation and a very large current refurbishment contract with QSI partner, Casale. Due to the interest and potential impact in India, FAI has recently awarded QSI one of the five select spots to present its enhanced efficiency ammonia technology at their upcoming fertilizer conference to be held in India in late November 2016.

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

The TEM image on the left below represents a commercial iron catalyst (uncoated), while the TEM image on the right is the commercial iron catalyst coated with FeNix at a 1.5% loading.

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

In addition to the foregoing, Fertecon has estimated global ammonia production as follows thru 2017, where the worldwide production capacity is estimated to increase from 177,230,000 metric tons in 2009/2010 to 310,541,000 metric tons in the foreseeable future.

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

9 See, Worldwide Ammonia Capacity Listing by Plant, International Fertilizer Development Center (June 2013).

Over the next several years, there will be as many as 14 new ammonia plants in the U.S., with nearly 12 million tons of new capacity and $10 billion of expected investment. Several older plants are also being recommissioned and upgraded. Oklahoma, Louisiana, Iowa, North Dakota, Wyoming, Texas and Indiana are among the planned or proposed sites. This boom, driven by low natural gas prices, the main ingredient in ammonia production, will drive a corresponding surge in the industry’s already substantial carbon footprint.

Ammonia’s Greenhouse Impact

Globally, ammonia production represents as much as 3% to 5% of carbon emissions, according to industry sources.10 These figures do not take into account the supply chain of natural gas production, energy-related emissions in the production process, fertilizer application (and misapplication) or industrial use of urea and other ammonia products.

This larger footprint is a concern, particularly as the industry expands. Glen Buckley, an industry consultant at NPK Fertilizer Advisory Services (and former chief economist at U.S. fertilizer giant CF Industries), has estimated that only about six million tons of the proposed U.S. capacity will actually get funding and get built—still, that’s a more than 50% increase in total ammonia capacity nationwide.

Raw Materials; Principal Suppliers

In the manufacture of our nanocatalysts, we use a range of equipment from a number of suppliers in order to assemble our proprietary reactors. As for the bulk raw materials and gases used in our nanocatalyst manufacturing process, we contract with a number of companies and make our purchase decisions based on the prevailing market prices for such bulk raw materials and gases. We periodically audit these suppliers to ensure the quality of the bulk raw materials and gases provided. We have not entered into any long-term supply agreements for any of our equipment or bulk raw materials and gases.

Competition and Differentiation

Our value discipline combines safety, quality, price, service and an approach to doing business that customers reward with loyalty and appreciation. This value discipline is designed to create a two-way street of value and profitability between QSI and our customers. Our strategy is built on three central tenets:

●	Capture revenue by market focus;

●	Enhancing profitability through process development and the efficient use of assets; and

●	Creating and enhancing customer value through continued innovation.

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

10 Ibid.

We believe that our state-of-the-art technology offers:

●	Industry-low manufacturing costs;

●	Highly scalable, fully automated manufacturing process;

●	Consistent particle size distribution;

●	Low levels of agglomeration and impurities;

●	Highly uniform dispersion; and

●	Environmentally friendly process.

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

Intellectual Property

Since our inception, our strategy has been to invest heavily in intellectual property protection and to build a strong IP portfolio around core nanocatalysts manufacturing, process integration technologies, as well as targeted end-use applications where our solutions add significant value and breakthrough results. This is done in such a way as to maximize the potential for prevailing in litigation and inhibiting competition from choosing to litigate. The QSI team includes an expert patent litigator with 20+ years of industry experience who has prevailed in multiple high profile patent cases, both in the U.S. and abroad. QSI maintains a patented production process and, as of October 13, 2016, has ten issued patents and two pending patent application related to the manufacturing process and various end-use applications before the United States Patent and Trademark Office. In addition, we have three registered trademarks.

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

QSI’s patent portfolio protects the following principal areas that we are focused on from a commercial perspective:

●	Advanced catalyst manufacturing; and

●	Thermo-catalysis (highly efficient chemical production).

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

To the extent that the development has commercial value to QSI – either because it reflects a viable product in the future for QSI to manufacture and sell, or it reflects technology likely to be adopted by a competitor - then it is worthwhile to consider seeking patent protection. QSI believes that even in those cases where QSI is not going to market a product, it is wise to protect an invention that a competitor is likely to adopt. Thus far, this approach has resulted in ten high-value patents issued and two patent applications pending.

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

Employees

As of October 13, 2016, we have 7 employees and 1 independent contractor. None of our employees are represented under a collective bargaining agreement.

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

From inception through June 30, 2016, we have generated losses in excess of $46.5 million on revenues of approximately $2.2 million. As we have not yet generated substantive revenues, we will not be profitable until we establish a significant customer base and realize several million dollars in annual revenues. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business. Our continued operations are dependent upon our ability to generate revenues from operations and obtain further financing. If we are unable to generate sufficient revenues and obtain sufficient financing, our current business plans could fail and we may be forced to close our business.

Our capitalization is limited and we may need additional funds to sustain our operations. If we are unable to raise additional capital, as needed, the future growth of our business and operations could be severely limited.

A limiting factor on our growth, including our ability to penetrate new markets such as the chemicals sector, attract new customers and deliver new products in a timely matter, is our limited capitalization compared to other companies in the industry. Our currently available capital resources are limited, and are only adequate to fund our operations and business objectives until October 31, 2016, assuming no revenues are realized from our current business plan, no equity or debt financing is procured, and no exercise of derivative securities (i.e., expiring options and warrants with a low exercise price per share) occurs. We will require additional financing, and we are presently offering equity securities of the Company for sale via a private placement. If additional financing is not procured, we may not achieve our revenue and profit objectives and may be forced to cease some or all of our operations. There can be no assurance that future debt or equity financing will be available to us on a timely basis, on acceptable terms, or at all. If we are unable to raise additional funds on acceptable terms, our business operations and business prospects may be adversely affected.

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

Our ability to generate gross profit depends on our ability to achieve significant revenue to cover our fixed costs of goods sold and our variable costs of goods sold related to materials production. We do not anticipate generating gross profit until calendar Q1 2017 at the earliest, and if at all, as we do not anticipate generating significant revenue until that time at the earliest. If we do not generate significant revenues, we may need to obtain additional funding to continue our operations.

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

We have developed and patented a process to manufacture a variety of nanocatalysts, and have used these nanocatalysts to augment chemical production in an ammonia plant in China that resulted in commercial validation in May 2015. However, there is no guarantee that the use of nanocatalysts in chemicals applications will result in profitability or long-term viability. Our future success is a function of use of our nanocatalysts in the chemicals sector, and in particular a follow-on commercial validation utilizing Casale technology. There are no guarantees that use of one or more of our catalysts for one or more applications in the chemicals sector will occur. In the event this does not occur, our results of operations would be adversely affected and we may be forced to cease its business.

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

We have no experience in the commercial license and sale of nanocatalysts in the chemicals sector. Given that we lack deep domain expertise in the chemicals sector, we are utilizing our partner, Casale, to handle license and sale of our nanocatalysts alongside its reactor technology. In the event we are unsuccessful in establishing external sales through Casale, our business, operating results and financial condition could be adversely affected.

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

While we have significant experience in the manufacturing of nanocatalysts over the last 13 years, we have no experience working with conglomerates in the chemicals industry. We are highly reliant on our commercial partner, Casale and our operating results and overall business prospects and condition will be a function of the success Casale has in the marketplace selling our nanocatalysts alongside its reactor technology.

As part of the sale of our QSI-Nano® iron catalysts, we will be required to coat these catalysts onto existing commercial iron catalysts used by ammonia producers and we have no commercial experience in doing so.

As part of the sale of QSI-Nano® iron catalysts to ammonia plants we are required to coat our catalysts onto commercial iron substrates. Although we have developed our own coating machine that has demonstrated favorable results based on the commercial validation in China and the coating of over 23 metric tons of base catalyst with 360 kilograms of FeNIX catalsyt, the coating process has many risks and is a critical part of our overall value proposition. If we are not successful in implementing the coating process on a large scale basis in each geographic region in which we anticipate operating, then our business condition and results of operation will be adversely affected.

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

There has been a limited trading market in our common stock. While we expect that this may change in the future, we cannot assure you that an active trading market for our common stock will develop or be sustained. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

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

Provisions of our Articles of Incorporation and Bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our stockholders. These provisions:

●	Establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

●	Authorize our board of directors to issue “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

●	Require the written request of at least 75% of the voting power of our capital stock in order to compel management to call a special meeting of the stockholders; and

●	Prohibit stockholder action by written consent and require that all stockholder actions be taken at a meeting of our stockholders, unless otherwise specifically required by our Articles of Incorporation or the Nevada Revised Statutes.

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

●	One-fifth or more, but less than one-third;

●	One-third or more, but less than a majority; or

●	A majority or more, of all of the voting power of the corporation in the election of directors.

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

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. As of October 13, 2016, we had 22,857,082 shares of common stock issued and outstanding, and an additional 477,142,918 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Our reduced stock price may adversely affect our liquidity.

Our common stock has limited trading history. Many market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share, as well as shares quoted on the OTCQB. To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

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

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC.

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

For so long as we remain an emerging growth company, we will not be required to:

●	Have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	Submit certain executive compensation matters to shareholder non-binding advisory votes;

●	Submit for shareholder approval golden parachute payments not previously approved; and

●	Disclose certain executive compensation related items such as the correlation between executive compensation and financial performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation, when such disclosure requirements are adopted.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “QSIM.”

	Closing Bid		Closing Ask
2015 - 2016	High	Low	High	Low
July 1, 2015 thru June 30, 2016	$3.75	$0.15	$4.00	$0.25

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Security Holders

As of October 13, 2016, we had 22,857,082 shares of common stock outstanding held of record by approximately 274 stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our 2014 Equity Incentive Plan (our “Incentive Plan”) is administered by our Board of Directors and provides for the granting of stock awards to employees, officers, directors and other service providers of the Registrant. Security holders have approved the stock plan. The following table sets forth certain information with respect our Incentive Plan as of June 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,416,034	$1.49	1,206,799
Equity compensation plans not approved by security holders	—	—	—
Total	5,416,034	$1.49	1,206,799

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 15 of this Form 10-K, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

These forward-looking statements may relate to the following:

●	our future operating results and business prospects;

●	our ability to develop and market products that compete effectively in our targeted market segments;

●	market acceptance of our current and future products and the degree and nature of our competition;

●	our ability to meet customer demand;

●	our ability to protect and enforce our current and future intellectual property;

●	our ability to obtain sufficient funding to continue to pursue our business plan;

●	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;

●	our ability to manage our foreign business opportunities, coating operations and international business risks;

●	the loss of any of our key members of management;

●	changes in our industry, interest rates or the general economy; and

●	changes in governmental regulations, tax rates and similar matters.

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

Overview

QuantumSphere, Inc. was incorporated in the State of Nevada on December 1, 2005.

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

On March 8, 2016, the Company entered into a multi-year Commercialisation Partnership Agreement with Swiss-based Casale S.A. (Casale), pursuant to which the parties agreed to the terms of commercialization of the Company’s QSI-Nano iron catalysts for ammonia synthesis. During the term, Casale is restricted from entering into any agreement with any third party for any purpose relating to the use of nano-sized particle based catalysts in ammonia synthesis. Further, during the term, Casale has exclusive rights to commercially market, co-brand and sell the FeNIX™ product into the ammonia market globally, with the exception of China. The Company will not license the FeNIX™ product for use outside of China to an ammonia plant owner/operator if such party does not commit to use the ammonia technology developed and owned by Casale.

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

On April 25, 2016, Marc Goroff, Steven Myers, Robert Venable, and Jeffery Palmer voluntarily resigned from the Board of Directors, effective immediately and from their respective roles as members of the company’s Audit, Compensation, Nominating, and Governance Committees. All have agreed to serve as non-director advisors to the Company. Kevin Maloney and Francis Poli, our lead director, continue to serve as directors of the Company. Francis Poli serves as chairman of each of the board committees.

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

Cash and Cash Equivalents. The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and June 30, 2015.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Accounts Receivable. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations. There were no allowances for estimated uncollectible accounts at June 30, 2016 and 2015.

Inventory. Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At June 30, 2016, all inventory was reserved. At June 30, 2015 the Company did not have an excess and obsolete reserve.

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

Patents. Costs incurred in applying for patents relating to our process for production of nanomaterials have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2016, ten patents have been issued and two patents are pending. Additional significant costs may be required for the continued development of end-use applications for our technology.

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

Fair Value of Financial Instruments and Certain Other Assets and Liabilities. The Company follows the guidance of U.S. GAAP with respect to assets and liabilities that are measured at fair value. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the years ended June 30, 2016 and 2015.

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Research and Development. Research and development costs are expensed as incurred. Costs incurred for research and development for new or improved processes to produce nanopowders as well as end use applications for the nanopowders are expensed until the production process or applications have been determined to be commercially viable. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

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

Loss Per Share. The Company calculates basic loss per share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if such additional common shares had been issued and were dilutive.

Potential common shares, consisting of options and warrants, totaling 16,890,179 and 12,921,728, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the years ended June 30, 2016 and 2015.

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

Going Concern. The Company has incurred recurring losses from operations from inception and has limited working capital. As of June 30, 2016, the Company had an accumulated deficit of approximately $46.5 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing additional debt capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. The Company currently has sufficient cash for operations through October 2016 and is presently undertaking a private placement of equity securities for working capital purposes.

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the years ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 15 of this Form 10-K.

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

The following discussions are based on the balance sheets as of June 30, 2016 and June 30, 2015 and statements of operations for the years ended June 30, 2016 and 2015 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015	Year Ended June 30, 2016	Year Ended June 30, 2015	Dollar variance favorable (unfavorable)

Net Sales	$46,669	$48,047	$(1,378)

Cost of Sales	11,828	14,448	2,620

Gross Profit	34,841	33,599	1,242

Operating Expenses
Research and development	1,114,051	2,137,628	1,023,577
Selling, marketing, and advertising	25,474	73,862	48,388
General and administrative	3,841,256	2,392,467	(1,448,789)
Total operating expenses	4,980,781	4,603,957	(376,824)

Loss from Operations	(4,945,940)	(4,570,358)	(375,582)

Other Income (Expense)
Interest expense, net	(457,208)	(80,131)	(377,077)
Interest expense – amortization of note discounts	(909,861)	(228,404)	(681,457)
Gain (loss) from change in fair value of derivative liabilities	2,020,698	(449,600)	2,470,298
Loss from debt extinguishment	(68,972)	-	(68,972)
Gain on disposal of assets	9,400	17,353	(7,953)
Loss on intangible assets	(6,592)	(12,283)	5,691
Other income	50	15,284	(15,234)
Total other expense, net	587,515	(737,781)	1,325,296

Loss Before Provision for Income Taxes	(4,358,425)	(5,308,139)	949,714

Provision for Income Taxes	800	800	-

Net Loss	$(4,359,225)	$(5,308,939)	$949,714

Net Sales. Net sales decreased by $1,378 in the year ended June 30, 2016 compared to the year ended June 30, 2015, reflecting a decrease in sales of batteries and various nanometals offset by an increase in electrodes.

For the years ended June 30, 2016 and 2015, 57% and 30% of net sales were to two and one company, respectively.

For the year ended June 30, 2016, 39% of net sales were to China, 26% of net sales were to the United States, and 26% of net sales were to South Korea. For the year ended June 30, 2015, 36% of net sales were to South Korea and 13% of net sales were to Canada.

Gross Profit. Gross profit increased by $1,242 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The increase resulted from decreases of $392,067 in manufacturing salaries and related expenses, $117,585 in utilities, $116,468 in production materials, $24,056 in miscellaneous expenses, $30,400 in warehouse supplies and maintenance, and $9,113 in depreciation, offset by decreases of $377,723 allocation to Research and Development for production of nano iron for validation in China, $243,678 in allocation to Research and Development for ammonia research, $65,668 to inventory for nano iron produced for future sales, and $1,378 in sales.

Research and Development. Research and development expenses decreased by $1,023,577 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The decrease resulted from decreases of $377,723 in production of nano iron for validation in China, $277,351 in salaries and related expenses, $243,678 in research on ammonia production, $98,133 less in research on the MetAir® Ranger battery, $14,466 less travel expenses, $11,216 less outside consultant expenses, and $1,010 less miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $48,388 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The decrease resulted from decreases of $40,187 in marketing expense, $4,253 in outside consultants and $3,948 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses increased by $1,448,789 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The increase resulted from increases of $1,805,246 in outside services, $101,455 in board compensation, $65,668 in inventory reserve, $17,959 in property taxes, and $14,456 in travel and conferences, offset by decreases of $433,933 in payroll and related expenses, $62,493 in business insurance (primarily D&O insurance), $29,452 in audit expenses, $16,886 in outside consulting expenses, and $13,231 in miscellaneous expenses.

Interest Expense. Interest expense increased by $377,077 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The increase resulted from an increase of $897,058 in convertible notes and a net increase of $625,224 in promissory notes.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $681,457 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The increase was due to an increase of $897,058 in convertible notes and a net increase of $625,224 in promissory notes.

Gain (Loss) from Change in Fair Value of Derivative Liabilities. Gain (loss) from change in fair value of derivative liabilities increased by $2,470,298 to a gain of $2,020,698 in the year ended June 30, 2016 compared to a loss of $449,600 in the year ended June 30, 2015. Fair value was recalculated at June 30, 2016 on the Series O-2 notes. The gain resulted primarily from a significant decrease in the market price of our stock at June 30, 2016 and thus a decrease in fair value of the derivative liabilities. Fair value was recalculated at June 30, 2015 for the Series O-1 notes. The loss resulted from an increase in the fair value of the derivative liabilities.

Loss from Debt Extinguishment. Loss on debt extinguishment increased by $68,972 in the year ended June 30, 2016 compared to the year ended June 30, 2015. The loss was the result of the conversion of Series O-1 notes to Series O-2 notes in December 2015.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $7,953 in the year ended June 30, 2016 compared to the year ended June 30, 2015. Two fully depreciated pieces of equipment were sold for a total of $9,400 in the year ended June 30, 2016 compared to one fully depreciated piece of equipment sold for $17,353 in the year ended June 30, 2015.

Loss on Intangible Assets. Loss on intangible assets decreased by $5,691 in the year ended June 30, 2016 compared to the year ended June 30, 2015. Upon review of the legal work in relation to potential patents applications, we determined that some patent applications would no longer be pursued and thus we expensed those capitalized costs.

Other Income. Other income decreased by $15,234 in the year ended June 30, 2016 compared to the year ended June 30, 2015. Other income of $15,284 for the year ended June 30, 2015 was the result of personal property tax refunds.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets of $223,919, including $180,805 in cash and cash equivalents.

Cash decreased $217,765 from $398,570 at June 30, 2015 to $180,805 at June 30, 2016. Net cash used in operating activities of $1,538,610 in the year ended June 30, 2016 included $4,359,225 operating loss, $2,813 increase in prepaid expenses, $1,220 increase in accounts receivable, and non-cash item of $2,020,698 for gain from change in fair value of derivative liabilities, offset by $1,424,034 increase in accounts payable and accrued expenses, and non-cash items of $1,476,924 stock issued for services, $909,861 discount amortization on notes payable, $511,047 stock based compensation expense, $388,840 depreciation and amortization, $65,668 increase in inventory reserve, and $68,972 for loss from debt extinguishment. Net cash used in operating activities was $3,384,767 for the year ended June 30, 2015.

$23,729 of cash was used in investing activities in the year ended June 30, 2016. $14,126 of cash was used for the purchase of property and equipment, and $9,603 of cash was used for the development of patents. $180,609 of cash was used in investing activities in the year ended June 30, 2015.

$1,344,574 in cash was provided by financing activities in the year ended June 30, 2016, due to $1,197,500 in notes issued and $625,000 in convertible notes issued, offset by $458,526 payments on notes payable and $19,400 in buy backs of common stock. $1,261,057 in cash was provided by financing activities in the year ended June 30, 2015.

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

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of June 30, 2016, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

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

The Company has incurred recurring losses from operations from inception and has limited working capital. As of June 30, 2016, the Company had an accumulated deficit of approximately $46.5 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing additional debt capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. The Company currently has sufficient cash for operations through October 2016 and is presently undertaking a private placement of equity securities for working capital purposes.

Other Commitments and Contingencies

Our commitments and contingencies as of June 30, 2016 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending June 30,	Amount
2017	$70,926

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

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the years ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 15 of this Form 10-K.

Year Ended June 30, 2015 Year Compared to Year Ended June 30, 2014

The following discussions are based on the balance sheets as of June 30, 2015 and June 30, 2014 and statement of operations for the years ended June 30, 2015 and June 30, 2014 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “Dollar variance” and “% variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014	Year Ended June 30, 2015	Year Ended June 30, 2014 (unaudited)	Dollar variance favorable (unfavorable)

Net Sales	$48,047	$176,382	$(128,335)

Cost of Sales	14,448	55,594	41,146

Gross Profit	33,599	120,788	(87,189)

Operating Expenses
Research and development	2,137,628	1,365,111	(772,517)
Selling, marketing, and advertising	73,862	46,313	(27,549)
General and administrative	2,392,467	2,563,441	170,974
Total operating expenses	4,603,957	3,974,865	(629,092)

Loss from Operations	(4,570,358)	(3,854,077)	(716,281)

Other Income (Expense)
Interest expense, net	(80,131)	(494,727)	414,596
Interest expense – amortization of note discounts	(228,404)	(86,784)	(141,620)

Loss from increase in fair value of warrants	(449,600)	-	(449,600)
Gain on disposal of assets	17,353	8,000	9,353
Loss on intangible assets	(12,283)	-	(12,283)
Other income	15,284	69,500	(54,216)
Total other expense, net	(737,781)	(504,011)	(233,770)

Loss Before Provision for Income Taxes	(5,308,139)	(4,358,088)	(950,051)

Provision for Income Taxes	800	1,600	800

Net Loss	$(5,308,939)	$(4,359,688)	$(949,251)

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

Interest Expense. Interest expense decreased by $414,596 in the year ended June 30, 2015 compared to the year ended June 30, 2014. The decrease resulted from the conversion of $6,642,500 of notes payable to common stock on April 22, 2014 as part of the reverse merger.

Interest Expense – Amortization of Note Discounts. Interest expense – amortization of note discounts increased by $141,620 in the year ended June 30, 2015 compared to the year ended June 30, 2014. $182,100 of the increase resulted from the May 2015 calculation of the fair value of the derivative liabilities for the $510,000 convertible notes payable issued in May 2015. Fair value of $692,100 was determined by the Monte Carlo simulation. $510,000 was recorded as a discount to the convertible notes payable and the amount ($182,100) that the fair value exceeded the value of the notes was recorded to expense.

Loss from Change in Fair Value of Derivative Liabilities. Loss from change in fair value of derivative liabilities increased by $449,600 in the year ended June 30, 2015 compared to the year ended June 30, 2014. Fair value was recalculated at June 30, 2015 using the Monte Carlo simulation. The result is an increase in fair value of $449,600.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and accompanying notes included in this report, which begin on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2016, which is the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or Rule 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves and monitoring and actions taken to correct deficiencies as identified.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that, as of June 30, 2016, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2016.

ITEM 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2016

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2016.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2016.

ITEM 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Registrant’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2016.

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

QUANTUMSPHERE, INC.

Date: October 13, 2016	By:	/s/ Kevin D. Maloney
Kevin D. Maloney
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of QuantumSphere, Inc., a Nevada Corporation “the Registrant”) hereby severally constitute and appoint Kevin D. Maloney and Gregory L. Hrncir, his true and lawful attorneys-in-fact and agents, each with full power and authority (acting alone and without the others) to execute and deliver in the name and on behalf of the undersigned as such officers and directors, the Annual Report of the Registrant on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”) under the Securities Exchange Act of 1934, as amended, and to execute and deliver any and all amendments to the Annual Report for filing with the Securities and Exchange Commission; and in connection with the foregoing, to do any and all acts and things and execute any and all instruments which such attorneys and agents may deem necessary or advisable to enable the Company to comply with the securities laws of the United States and of any state or other political subdivision thereof. The undersigned hereby grants unto such attorney and agents, and each of them, full power of substitution and revocation in the premises and hereby ratifies and confirms all that such attorneys-in-fact and agents may do or cause to be done by virtue of these presents.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date

/s/ Kevin D. Malone	President and Chief Executive Officer, Chairman	October 13, 2016
Kevin D. Maloney	(Principal Executive Officer)

/s/ Stephen C. Gillings	Chief Financial Officer and Treasurer	October 13, 2016
Stephen C. Gillings	(Principal Financial and Accounting Officer)

/s/ Francis C. Poli	Director	October 13, 2016
Francis C. Poli

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

QUANTUMSPHERE, INC.

INDEX TO THE FINANCIAL STATEMENTS

QuantumSphere, Inc.

Financial Statements

June 30, 2016

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

QuantumSphere, Inc.

Santa Ana, California

We have audited the accompanying balance sheets of QuantumSphere, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuantumSphere, Inc. as of June 30, 2016 and 2015, and the results of the operations and the cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ SQUAR MILNER LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, California

October 13, 2016

QUANTUMSPHERE, INC.

BALANCE SHEETS

June 30, 2016 and 2015

	2016	2015

ASSETS

Current Assets
Cash	$180,805	$398,570
Inventory, net	-	65,668
Prepaid expenses and other current assets	43,114	39,081
Total current assets	223,919	503,319

Property and Equipment, net	985,231	1,346,346
Patents, net	95,451	99,447
Other Assets	24,578	24,578

Total assets	$1,329,179	$1,973,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,758,158	$425,582
Note payable, net of discount	795,287	197,639
Convertible notes payable, net of discounts	1,014,952	42,500
Derivative liabilities	7,387	1,141,700
Total current liabilities	3,575,784	1,807,421

Note payable, long-term portion, net of discounts	-	276,392
Total liabilities	3,575,784	2,083,813

Stockholders’ Deficit
Convertible preferred stock – 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock – 500,000,000 shares authorized, 22,728,437 and 22,261,884 shares issued and outstanding as of June 30, 2016 and 2015, respectively	22,728	22,262
Additional paid-in capital	44,209,388	41,987,111
Accumulated deficit	(46,478,721)	(42,119,496)
Total stockholders’ deficit	(2,246,605)	(110,123)

Total liabilities and stockholders’ deficit	$1,329,179	$1,973,690

Page 2	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2016 and 2015

	2016	2015

Net Sales	$46,669	$48,047

Cost of Sales	11,828	14,448

Gross Profit	34,841	33,599

Operating Expenses
Research and development	1,114,051	2,137,628
Selling, marketing and advertising	25,474	73,862
General and administrative	3,841,256	2,392,467
Total operating expenses	4,980,781	4,603,957

Loss from Operations	(4,945,940)	(4,570,358)

Other Income (Expense)
Interest expense, net	(457,208)	(80,131)
Interest expense – amortization of note discounts	(909,861)	(228,404)
Gain (loss) from change in fair value of derivative liabilities	2,020,698	(449,600)
Loss from debt extinguishment	(68,972)	-
Gain on disposal of assets	9,400	17,353
Loss on intangible assets	(6,592)	(12,283)
Other income	50	15,284
Total other income (expense), net	587,515	(737,781)

Loss Before Provision for Income Taxes	(4,358,425)	(5,308,139)

Provision for Income Taxes	800	800

Net Loss	$(4,359,225)	$(5,308,939)

Basic and Diluted Loss Per Common Share	$(0.19)	$(0.24)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,577,724	21,998,528

Page 3	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2016 and 2015

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE – June 30, 2014	–	$–	21,385,217	$21,385	$40,232,630	$(36,810,557)	$3,443,458
Options exercised	–	–	876,667	877	879,123	–	880,000
Issuance of warrants with debt	–	–	–	–	1,745	–	1,745
Stock-based compensation	–	–	–	–	873,613	–	873,613
Net loss	–	–	–	–	–	(5,308,939)	(5,308,939)
BALANCE – June 30, 2015	–	$–	22,261,884	$22,262	$41,987,111	$(42,119,496)	$(110,123)
Issuance of warrants with debt	-	–	–	–	234,772	-	234,772
Shares issued for services	-	-	466,553	466	1,476,458	-	1,476,924
Stock-based compensation	-	-	-	-	511,047	-	511,047
Net loss	-	-	-	-	-	(4,359,225)	(4,359,225)
BALANCE – June 30, 2016	-	$–	22,728,437	$22,728	$44,209,388	$(46,478,721)	$(2,246,605)

Page 4	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,359,225)	$(5,308,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,840	398,056
Stock based compensation	511,047	873,613
Loss (gain) from change in fair value of derivative liabilities	(2,020,698)	449,600
Loss from debt extinguishment	68,972	-
Stock issued for services	1,476,924	-
Gain on disposal of fixed assets	–	(17,353)
Inventory reserve	65,668	-
Discount amortization on notes payable	909,861	228,404
Changes in operating assets and liabilities:
Inventory	-	(65,668)
Prepaid expenses and other current assets	(4,033)	21,105
Other assets	–	-
Accounts payable and accrued expenses	1,424,034	36,415
Net cash used in operating activities	(1,538,610)	(3,384,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(9,603)	(4,483)
Purchase of property and equipment	(14,126)	(193,479)
Cash received from disposal of equipment	–	17,353
Net cash used in investing activities	(23,729)	(180,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options	-	880,000
Proceeds from issuances of notes payable	1,197,500	637,500
Proceeds from issuance of convertible notes payable	625,000	-
Payment of notes payable	(458,526)	(144,559)
Common stock buy back	(19,400)	(111,884)
Net cash provided by financing activities	1,344,574	1,261,057

NET DECREASE IN CASH	(217,765)	(2,304,319)

CASH – beginning of year	398,570	2,702,889

CASH – end of year	$180,805	$398,570

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$152,675	$75,315
Income taxes paid	$800	$800

(continued)

Page 5	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2016 and 2015

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended June 30, 2016, the Company entered into the following noncash transactions:

●	Issued 1,616,312 warrants to purchase common stock with a relative fair value of approximately $996,000 in connection with the issuance of notes payable.

●	Issued 106,667 warrants to purchase common stock with a relative fair value of approximately $110,000 in connection with services rendered.

●	Issued 466,553 shares of common stock and 54,167 warrants valued at $1,476,458 in connection with services rendered.

●	Conversion of notes payable and convertible notes payable comprising $710,000 of principal and $72,058 of interest into convertible notes payable.

During the year ended June 30, 2015, the Company entered into the following noncash transactions:

●	Issued 321,305 warrants to purchase common stock with a relative fair value of approximately $343,000 in connection with the issuance of notes payable.

●	Issued 35,000 options to purchase common stock with a fair value of approximately $25,000 in connection with services rendered.

Page 6	The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

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

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and June 30, 2015.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At June 30, 2016, all inventory was reserved. At June 30, 2015 the Company did not have an excess and obsolete reserve.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of June 30, 2016, ten patents have been issued and two patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off. For the year ended June 30, 2016, the Company wrote off $6,592 in capitalized patents costs.

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

Other than derivative liabilities, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the years ended June 30, 2016 and 2015.

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$7,387	$-	$-	$7,387

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2015.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$1,141,700	$-	$-	$1,141,700

There were no transfers among Level 1, Level 2 and Level 3 during the years ended June 30,2016 and 2015.

The change in fair value of the derivative liabilities during the years ended June 30, 2016 and 2015 are summarized as follows:

Fair value at June 30, 2014	$-
Issuance of derivative liabilities	692,100
Change in fair value	449,600
Fair value at June 30, 2015	1,141,700
Issuance of derivative liabilities	871,611
Change in fair value	(2,020,698)

Fair value at June 30, 2016	$7,387

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Block Scholes Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Potential common shares, consisting of convertible notes payable options and warrants, totaling 16,890,179 and 12,921,728, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the years ended June 30, 2016 and 2015.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

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

Going Concern

The Company has incurred recurring losses from operations from inception and has limited working capital. As of June 30, 2016, the Company had an accumulated deficit of approximately $46.5 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing additional debt capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

Recent Accounting Pronouncements

The FASB issued ASU 2016-02, Leases, which will require a lessee to recognize assets and liabilities for leases of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

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

3. SELECTED FINANCIAL STATEMENT CAPTIONS

Property and equipment as of June 30, 2016 and 2015 consisted of the following:

	2016	2015

Production equipment	$1,948,794	$1,948,794
Computer equipment and software	60,896	57,864
Office furniture and equipment	11,972	11,972
Leasehold improvements	11,842	11,842
Scientific equipment	72,379	61,284
Lab furniture and fixtures	41,942	41,942
	2,147,825	2,133,698
Accumulated depreciation and amortization	(1,162,594)	(787,352)

	$985,231	$1,346,346

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

3. SELECTED FINANCIAL STATEMENT CAPTIONS (continued)

Accounts payable and accrued expenses as of June 30, 2016 and 2015 consisted of the following:

	2016	2015

Stock cancellation liability (Note 6)	$219,992	$239,392
Accounts payable	435,246	66,482
Other accrued professional fees	109,854	22,666
Accrued compensation and related expenses	721,905	87,581
Accrued legal	3,063	-
Accrued interest	237,313	4,817
Other accrued expenses	30,785	4,644

	$1,758,158	$425,582

4. NOTES PAYABLE

Novus

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides a loan in the amount of $500,000. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $17,455. The agreement includes a warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share. The warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

On June 5, 2015, the Company signed a loan and security agreement with Novus Capital Group that provides a loan in the amount of $127,500. The loan accrues interest at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $4,451. The agreement includes a warrant to purchase 2,555 shares of common stock at an exercise price of $2.00 per share that expires June 30, 2020. The vested warrants were valued at approximately $2,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets.

Bridge Notes

On July 28, 2015, the Company issued a promissory note for $60,000. The note was due October 12, 2015 and interest was set at $20,000. On December 7, 2015, the note and interest were paid in full.

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. The warrants were valued at approximately $87,000 using the Black Scholes Merton option pricing model, and recorded as a discount to the notes payable. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 convertible notes payable. The Company accounted for the conversion as a debt extinguishment and recorded a net loss of approximately $69,000 in the accompanying statements of operations. In total, 140,000 warrants were issued and remain outstanding as of June 30, 2016.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

On November 9, 2015, and February 25, 2016, the Company issued promissory notes totaling $100,000. The notes were due December 9, 2015 and March 25, 2016, respectively and bear interest at 10% per each 30 day period. The agreement includes a warrant to purchase shares of common stock at 110% of the face value of the notes if the notes are repaid within 30 days, and an additional 10% of the face value of the note for each month the note remains unpaid. The exercise price is $3.00 per share and the warrant expires November 9, 2020. The warrants were valued at approximately $15,000 using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. As of June 30, 2016, the note remains unpaid.

On April 29, 2016, the Company issued a promissory note for $100,000. The note was due May 29, 2016 and interest was set at $25,000. On June 10, 2016, the principal was paid. The interest remains accrued.

On June 8, 2016, the Company issued promissory notes for cash totaling $500,000. The principal amount due on the notes was $587,500. The notes are due October 8, 2016 and bear interest at 5% per annum. The agreements include warrants to purchase shares of common stock at 150% of the face value of the notes with an exercise price equal to the price per share of the Company’s next equity round of financing. In the event of default, the note holders may convert the notes and accrued interest into shares of common stock at a price equal to 60% of the volume weighted average price of the common stock during the 30 day consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. The warrants were valued at approximately $254,000 using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable, along with the original issue discount. Because the number of warrants was fixed, such instruments were not considered derivative liabilities. The notes are secured by all of the stock, options, and warrants of the Company owned by Kevin Maloney and Gregory Hrncir. All such notes and accrued interest were outstanding as of June 30, 2016.

5. CONVERTIBLE NOTES PAYABLE

Series 0-1 Notes

In May 2015, the Company issued convertible promissory notes (“Series O-1 Notes”) totaling $510,000. The Series O-1 Notes bear interest at the rate of 10% per annum. The Series O-1 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). The Series O-1 Notes were convertible and had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Additionally, the Company issued detachable warrants equal to 50% of the face value of the Series O-1 Notes based on the closing of a Qualifying Equity Offering in the future. As a Qualifying Equity Offering has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. In December 2015, all $510,000 in principal and approximately $27,000 in accrued interest of the Series O-1 Notes were converted to Series O-2 Notes. All Series O-1 Notes and the initial warrants were surrendered as part of the conversion.

Series 0-2 Notes

In October and November 2015, the Company issued convertible promissory notes (“Series O-2 Notes”) totaling $625,000. The notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (Qualifying Equity Financing”). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a conversion price equal to $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a conversion price per share equal to $1.60 per share. In connection with the Series O-2 Notes, the Company also issued approximately 469,000 warrants exercisable at $3.00 per share, exercisable for a period of five (5) years. Both the Series O-2 Notes and warrants also had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated $727,841 as a debt discount and amortized the discount using the effective interest method. All Series O-2 Notes were outstanding as of June 30, 2016.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

6. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of June 30, 2016, the Company had approximately $219,992 of accrued liabilities associated with the share cancellation.

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

Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. In 2012, the shares authorized for issuance were increased to 6,000,000 shares of common stock. In 2014, the shares authorized for issuance were increased to 7,500,000 shares of common stock. As of June 30, 2016, there were 1,206,799 shares of common stock available for grant under the 2004 Plan.

During the year ended June 30, 2016, the Company issued to employees, officers, directors, advisory board and consultants options to purchase 540,000 shares of common stock, which are exercisable at a weighted average price of $1.32 per share.

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

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

The fair value of stock options granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the years ended June 30, 2016 and 2015:

	2016	2015

Risk free interest rate	1.0% - 1.7%	0.9% - 1.8%
Expected term	3 - 6 years	3 - 6 years
Expected volatility	62.3% - 84.9%	44.2% - 52.1%
Dividend yield	–	–

Stock compensation expense related to options was $511,000 and $729,000 for the years ended June 30, 2016 and June 30, 2015, respectively. Unrecognized compensation costs related to non-vested stock options was $149,000 as of June 30, 2016. The related cost is expected to be recognized over the remaining weighted-average vesting period of 0.7 years.

A summary of the status of the Company’s options granted is as follows:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – June 30, 2014	6,088,078	$1.48	6.3
Granted	570,000	$2.00
Exercised	(876,667)	$1.00
Forfeited or expired	(214,584)	$1.74
Outstanding – June 30, 2015	5,566,827	$1.53	6.0
Granted	540,000	$1.32
Forfeited or expired	(690,793)	$1.51
Outstanding – June 30, 2016	5,416,034	$1.49	5.5
Exercisable:
June 30, 2015	4,774,101	$1.52	5.5
June 30, 2016	5,036,448	$1.50	5.2

A summary of the status of the Company’s nonvested options and changes are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested – June 30, 2014	1,448,905	$0.67
Granted	570,000	$0.59
Forfeited or expired	(103,195)	$0.62
Vested	(1,122,984)	$0.61
Nonvested – June 30, 2015	792,726	$0.71
Granted	540,000	$0.77
Vested	(817,296)	$0.75
Forfeited or expired	(135,844)	$0.79
Nonvested – June 30, 2016	379,586	$0.67

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

The aggregate intrinsic value of vested and exercisable stock options was approximately $0 and $9,839,000 as of June 30, 2016 and 2015, respectively.

Warrants

From April 2015 through September 2015, the Company entered into one-year service agreements with firms to provide public relations, market awareness, and strategic advisory services. Each agreement called for a monthly cash retainer and shares of common stock. The shares were valued at the most recent market price at the date of each agreement and are amortized over the length of each agreement. In addition, agreements called for warrants to purchase common stock for periods from three to five years at exercise prices of $1.30 to $2.00 per share. The fair value of the warrants were valued using the Black-Scholes Merton option pricing model and are to be amortized over the length of each agreement. As of June 30, 2016, 433,220 shares and 106,667 warrants have been issued.

In October 2015, the Company entered into a service agreement with an investor relations firm. The agreement is to conclude during the calendar fourth quarter of 2015 and provides for the issuance of 33,333 shares of common stock. The common stock was valued at the most recent market price at the date of the agreement. 33,333 shares have been issued as of June 30, 2016. The Company has recorded related expense when service was performed.

During the year ended December 31, 2013, the Company issued warrants to purchase 500,000 shares of common stock, exercisable for a period of seven years at $1.30 per share, to a member of management subject to satisfaction of certain vesting conditions and are exercisable for up to seven years. 125,000 vested immediately and the balance vest 125,000 each upon certain milestones being met. As of June 30, 2016, vesting milestones have been met for 250,000 additional warrants (125,000 for achieving $3.0 million additional equity, 125,000 upon commercial validation of nano iron in China). 125,000 were forfeited upon the departure of the member in early 2016.

The fair value of warrants granted were estimated on their respective grant dates using the Black-Scholes-Merton option pricing model and the following assumptions for the years ended June 30, 2016 and 2015:

	2016	2015
Risk free interest rate	0.85% - 1.71%	1.8%
Expected term	5 years	5 years
Expected volatility	57.5% - 76.6%	44.9%
Dividend yield	-	–

Stock compensation expense related to warrants was $0 and $144,000 for the years ended June 30, 2016 and 2015, respectively. Unrecognized compensation costs related to non-vested warrants was approximately $310,000 as of June 30, 2016. The related cost is expected to be recognized over the remaining weighted-average vesting period of 4.9 years.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

Warrants (continued)

A summary of the status of all warrants granted is as follows:

	Shares	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding – June 30, 2014	12,958,802	$1.73	3.8
Granted	321,305	$1.60
Forfeited	(1,507,480)	$3.97
Outstanding – June 30, 2015	11,772,627	$1.44	3.2
Granted	1,735,479	$1.34
Forfeited	(643,750)	$1.51
Outstanding – June 30, 2016	12,864,356	$1.39	2.5
Exercisable:
June 30, 2015	8,147,627	$1.41	2.9
June 30, 2016	11,853,731	$1.49	2.3

A summary of the status of the Company’s nonvested warrants granted in exchange for services or under compensation arrangements is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested – June 30, 2014	3,968,332	$0.71
Granted	321,305	$1.07
Forfeited	(10,000)	$0.58
Vested	(654,637)	$0.56
Nonvested – June 30, 2015	3,625,000	$0.72
Granted	1,735,479	$0.55
Forfeited	(125,000)	$0.62
Vested	(4,224,854)	$0.76
Nonvested – June 30, 2016	1,010,625	$0.31

The aggregate intrinsic value of vested and exercisable warrants was approximately $0 and $15,740,000 as of June 30, 2016 and 2015, respectively.

7. RELATED PARTY TRANSACTIONS

From July 2015 through June 2016, Kevin Maloney, CEO of the Company, has provided short-term loans or paid expenses on behalf of the Company totaling $128,629. As of June 30, 2016, $88,239 has been repaid. The loans/expense payments are similar to a revolving line of credit. Payment in full is to be made upon a financing of $1 million or more and interest is 10% per month (interest rate the same as the September 2015, November 2015, and February 2016 promissory notes with third parties).

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

8. INCOME TAXES

For the years ended June 30, 2016 and 2015, the provision for income taxes consists entirely of state income taxes.

The following is a reconciliation of the provision for income taxes computed at the statutory federal rate of 34% to the net provision for income taxes for the years ended June 30, 2016 and 2015.

	2016	2015
Benefit at statutory rate (34%)	$(1,482,000)	$(1,805,000)
State tax benefit, net of federal tax benefit	(284,000)	(224,000)
Stock based compensation and other	515,000	378,000
Change in value of warrant liability	(687,000)	153,000
Change in valuation allowance	1,938,800	1,498,800
Net provision for income taxes	$800	$800

Significant components of deferred tax assets and liabilities at June 30, 2016 and June 30, 2015 consist of tax net operating loss carryforwards offset by full valuation allowances on deferred tax assets. Management believes that, based on a number of factors, including the available objective evidence it is more likely than not that deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.

As of June 30, 2016 and June 30, 2015, the Company’s deferred tax assets were primarily comprised of net operating losses totaling approximately $13,128,000 and $11,483,000, respectively. As of June 30, 2016, the Company had federal and state tax net operating loss carryforwards of approximately $33,348,000 and $30,968,000, respectively. If unused, the federal and state net operating losses begin to expire in 2026 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.

The Company does not believe it has any uncertain income tax positions that could materially affect its financial statements. The Company’s federal and state income tax returns remain open to agency examination for the standard statute length of time after filing.

9. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating lease commitments for equipment through December 2016 and real property through February 2017. Rent expense under operating leases is recognized on the straight-line basis over the term of the leases. Rent expense for the years ended June 30, 2016 and June 30, 2015 were approximately $106,000 and $105,000, respectively.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

10. CONCENTRATIONS

For the year ended June 30, 2016, 39% of net sales were to China, 26% of net sales were to the United States, and 26% of net sales were to South Korea. For the year ended June 30, 2015, 36% of net sales were to South Korea and 13% of net sales were to Canada. For the year ended June 30, 2016, 57% of net sales were to two customers. For the year ended June 30, 2015, 30% of net sales were to one customer. No other significant customers or foreign sales were noted during the years ended June 30, 2016 and 2015.

11. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2016, several adjustments were recorded that related primarily to the recognition of derivative liabilities associated with financings throughout the year. The net impact of these adjustments was a increase of approximately $196,000 in net loss for the year, a decrease of approximately $664,000 in additional paid-in capital, and an increase of approximately $860,000 in derivative liabilities.

QUANTUMSPHERE, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended June 30, 2016 and 2015

12. SUBSEQUENT EVENTS (UNAUDITED)

On October 9, 2016, the Company was in default of $673,750 in promissory notes and $11,259 in related interest. The Company is currently in discussion with the note holders in regards to extension of the date of payments.