Form 10-Q
period 2016-09-30
QUANTUMSPHERE, INC.
filed 2016-11-21
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 21, 2016: 22,965,544

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

2

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$706	$180,805
Prepaid expenses and other current assets	93,674	43,114
Total current assets	94,380	223,919

Property and equipment, net	896,663	985,231
Patents, net	93,515	95,451
Other assets	24,578	24,578

Total assets	$1,109,136	$1,329,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,143,021	$1,758,158
Notes payable, net of discount	1,068,192	795,287
Convertible notes payable, net of discount	1,260,661	1,014,952
Derivative liabilities	54,164	7,387
Total current liabilities	4,526,038	3,575,784

Total Liabilities	4,526,038	3,575,784

Stockholders’ Deficit
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,857,082 and 22,728,437 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	22,857	22,728
Additional paid-in capital	44,309,930	44,209,388
Accumulated deficit	(47,749,689)	(46,478,721)
Total stockholders’ deficit	(3,416,902)	(2,246,605)

Total liabilities and stockholders’ deficit	$1,109,136	$1,329,179

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2016	2015

Net Sales	$27,299	$9,057

Cost of Sales	2,508	1,076

Gross Profit	24,791	7,981

Operating Expenses
Research and development	199,199	308,078
Selling, marketing and advertising	1,466	5,394
General and administrative	451,909	1,046,465
Total operating expenses	652,574	1,359,937

Loss from Operations	(627,783)	(1,351,956)

Other Expense
Interest expense, net	(94,058)	(65,253)
Interest expense – amortization of debt discounts	(529,935)	(146,766)
Gain on disposal of assets	28,385	-
Gain (loss) from change in fair value of derivative liabilities	(46,777)	609,400
Total other income (expense), net	(642,385)	397,381

Loss Before Provision for Income Taxes	(1,270,168)	(954,575)

Provision for Income Taxes	800	800

Net Loss	$(1,270,968)	$(955,375)

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,789,373	22,391,232

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,270,968)	$(955,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,635	97,201
Stock based compensation	17,420	40,552
(Gain) loss from change in fair value of derivative liabilities	46,777	(609,400)
Stock issued for services	83,250	402,128
Debt discount amortization	529,935	146,766
Changes in operating assets and liabilities:
Accounts receivable	1,445	225
Prepaid expenses and other current assets	(52,006)	(45,641)
Accounts payable and accrued expenses	384,864	287,040
Net cash used in operating activities	(168,648)	(636,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(130)	(1,545)
Purchase of property and equipment	-	(14,126)
Net cash used in investing activities	(130)	(15,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	25,000	410,000
Payments of notes payable	(36,321)	(47,615)
Net cash provided by (used in) financing activities	(11,321)	362,385

NET DECREASE IN CASH	(180,099)	(289,790)

CASH – beginning of period	180,805	398,570

CASH – end of period	$706	$108,780

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$11,910	$23,618
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2016, the Company entered into the following noncash transactions:

●	Issued 129,000 shares of common stock valued at $83,000 in connection with services rendered.

During the three months ended September 30, 2015, the Company entered into the following noncash transactions:

●	Issued 250,000 shares of common stock valued at $875,000 in connection with services rendered.

●	Issued 140,000 warrants to purchase common stock with a relative fair value of approximately $87,000 in connection with the issuance of notes payable.

●	Issued 30,000 warrants to purchase common stock with a relative fair value of approximately $13,000 in connection with services rendered.

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc. (the “Company” or “QuantumSphere”) was organized under the laws of the State of Nevada on December 1, 2005. The Company has developed a process to manufacture metallic nanopowders with end-use applications focused on the chemical sector. The Company’s products are used on a stand-alone basis, in the validation of the Company’s nano-iron catalysts coated onto commercial iron catalysts used in the production of ammonia on a prospective basis. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The use of estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include among others, fair value of derivative liabilities, realization of capitalized assets, valuation of equity instruments, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and June 30, 2016.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At September 30, 2016 and June 30, 2016, all inventory was reserved.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2016, ten patents have been issued and two patent applications are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of such assets and liabilities approximate their respective fair values because of the short-term nature of these items. The carrying amounts of the Company’s debt agreements approximate their fair values as interest approximates current market rates for similar instruments. Derivative liabilities recorded in connection with convertible debt agreements are reported at estimated fair value with changes in fair value reported in results of operations.

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the three months ended September 30, 2016 and the year ended June 30, 2016.

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$54,164	$-	$-	$54,164

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$7,387	$-	$-	$7,387

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended September 30, 2016 and the year ended June 30, 2016.

The fair values of derivative liabilities were estimated using the Black-Scholes-Merton pricing model and the following assumptions for the three months ended September 30, 2016 and the year ended June 30, 2016:

	September 30, 2016	June 30, 2016

Risk free interest rate	0.4% - 1.1%	0.5% - 1.0%
Expected term	1 - 5 years	1 - 5 years
Expected volatility	87.0% - 136.1%	86.8% - 131.7%
Dividend yield	-	-

The change in fair value of the derivative liabilities during the three months ended September 30, 2016 and the year ended June 30, 2016 are summarized as follows:

Fair value at June 30, 2015	$1,141,700
Issuance of derivative liabilities	871,611
Change in fair value	(2,020,698)
Fair value at June 30, 2016	7,387
Change in fair value	46,777

Fair value at September 30, 2016	$54,164

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Potential common shares, consisting of options and warrants, totaling 15,193,141 and 12,923,761, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three months ended September 30, 2016 and 2015, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and has limited working capital. As of September 30, 2016, the Company had an accumulated deficit of approximately $47.8 million. In addition, at September 30, 2016 the Company is in default on certain of its debt obligations.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company has engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company has completed the due diligence phase and both firms are in the process of presenting the offering to potential accredited investors. The Company anticipates that, if the issuance is partially or completely successful, some or all of the issuance will be received by December 31, 2016. Should the issuance not be successful, then absent another form of financing or capital raise, the Company expects it will not be able to service current obligations and anticipates that it will have to liquidate assets and will no longer operate as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty. The Company currently has sufficient cash for operations through November 2016.

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

The Company has evaluated events subsequent to September 30, 2016 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment or disclosure in such financial statements. The Company did not have any material transactions or other events.

Recent Accounting Pronouncements

The FASB issued ASU 2016-2, Leases, which will require a lessee to recognize assets and liabilities for leases of more than 12 months. Both capital and operating leases will need to be recognized on the balance sheet. The guidance is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the financial statements.

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

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. The warrants were valued at approximately $87,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the notes payable. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 convertible notes payable. The Company accounted for the conversion as a debt extinguishment and recorded a net loss of approximately $69,000 in the quarter ended December 31, 2015. In total, 140,000 warrants were issued and remain outstanding as of September 30, 2016.

On November 9, 2015 and February 25, 2016, the Company issued promissory notes totaling $100,000. The notes were due December 9, 2015 and March 25, 2016, respectively and bear interest at 10% per each 30 day period. The agreement include a warrant to purchase shares of common stock at 110% of the face value of the notes if the note is repaid within 30 days, and an additional 10% of the face value of the note for each month the note remains unpaid. The exercise price is $3.00 per share and the warrant expires November 9, 2020. The warrants were valued at approximately $15,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable. As of September 30, 2016, the note remains unpaid.

On January 15, 2016, the Company issued a promissory note for $75,000. The note was due July 15, 2016 and interest was 10% per annum. On June 8, 2016, the note was converted into a promissory note at the amount of $86,250 that bore interest at 5% per annum. The new note is due October 8, 2016. Warrant agreement and security agreement are the same as the June 8, 2016 promissory notes listed below.

On April 29, 2016, the Company issued a promissory note for $100,000. The note was due May 29, 2016 and interest was set at $25,000. On June 10, 2016, the principal was paid. As of September 30, 2016, the interest remains accrued.

On June 8, 2016, the Company issued promissory notes for cash totaling $500,000. The principal amount due on the notes was $587,500. The notes are due October 8, 2016 and bear interest at 5% per annum. The agreements include warrants to purchase shares of common stock at 150% of the face value of the notes with an exercise price equal to the price per share of the Company’s next equity round of financing. In the event of default, the note holders may convert the notes and accrued interest into shares of common stock at a price equal to 60% of the volume weighted average price of the common stock during the 30 day consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. The warrants were valued at approximately $254,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable, along with the original issue discount. Because the number of warrants was fixed, such instruments were not considered derivative liabilities. The notes are secured by all of the stock, options, and warrants of the Company owned by Kevin Maloney and Gregory Hrncir. All such notes and accrued interest were outstanding as of September 30, 2016. The Company is currently in default on payment of the promissory notes.

On September 16, 2016, the Company issued a promissory note for $25,000. The note is due March 16, 2017 and interest is 10% per annum.

As of September 30, 2016, notes payable net of discount balance of $1,068,192 consisted of $1,096,844 principal and $28,652 discount.

4. CONVERTIBLE NOTES PAYABLE

Series O-1 Notes

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

Series O-2 Notes

In October and November 2015, the Company issued convertible promissory notes (“Series O-2 Notes”) totaling $625,000. In December 2015, the Company converted $245,000 principal and accrued interest of September 2015 bridge notes and $537,058 principal and accrued interest of May 2015 Series O-1 notes into Series O-2 notes. The notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (Qualifying Equity Financing”). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a conversion price equal to $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a conversion price per share equal to $1.60 per share. In connection with the Series O-2 Notes, the Company also issued approximately 469,000 warrants exercisable at $3.00 per share, exercisable for a period of five (5) years. Both the Series O-2 Notes and warrants also had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated $727,841 as a debt discount and is amortizing the discount using the effective interest method over the term of the Series O-2 notes. All Series O-2 Notes were outstanding as of September 30, 2016.

As of September 30, 2016, convertible notes payable net of discount balance of $1,260,661 consisted of $1,407,058 principal and $146,397 discount.

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2016, the Company had approximately $205,000 of accrued liabilities associated with the share cancellation.

Convertible Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of convertible preferred stock with a $0.001 par value. As of September 30, 2016, no convertible preferred stock was outstanding.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of September 30, 2016, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of September 30, 2016, there were 1,282,133 shares of common stock available for grant under the 2004 Plan.

No stock options were granted for the three months ended September 30, 2016 and 2015.

During the three months ended September 30, 2016 and 2015, the company recognized stock based compensation expense of $17,420 and $40,552, respectively, and as of September 30, 2016 there was unrecognized stock based compensation expense totaling $135,931, that is expected to be recognized over the following fifteen months.

6. RELATED PARTY TRANSACTIONS

From July 2015 through September 2016, Kevin Maloney, CEO of the Company, has provided short-term loans or paid expenses on behalf of the Company totaling $130,497. As of September 30, 2016, $91,965 has been repaid. The loans/expense payments are similar to a revolving line of credit. Payment in full is to be made upon a financing of $1 million or more and interest is 10% per month (interest rate is the same as the September 2015 and February 2016 promissory notes with third parties). As of September 30, 2016, accrued interest was $53,908.

7. CONCENTRATIONS

For the three months ended September 30, 2016, 83% of net sales were to the United States and 17% of net sales were to South Korea. For the three months ended September 30, 2015, 48% of net sales were to the United States, 28% of net sales were to South Korea, 13% of net sales were to Japan, and 11% of net sales were to China. For the three months ended September 30, 2016, 88% of net sales were to four customers. For the three months ended September 30, 2015, 94% of net sales were to four customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking” statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,” “will,” “likely,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,” beginning on page 15 of our Form 10-K filed on October 13, 2016, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

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

Cash and Cash Equivalents. The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and June 30, 2016.

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

Inventory. Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At September 30, 2016 and June 30, 2016, all inventory was reserved.

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

Patents. Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of September 30, 2016, ten patents have been issued and two patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of such assets and liabilities approximate their respective fair values because of the short-term nature of these items. The carrying amounts of the Company’s debt agreements approximate their fair values as interest approximates current market rates for similar instruments. Derivative liabilities recorded in connection with convertible debt agreements are reported at estimated fair value with changes in fair value reported in results of operations.

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the three months ended September 30, 2016 and the year ended June 30, 2016.

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Potential common shares, consisting of options and warrants, totaling 15,193,141 and 12,923,761, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three months ended September 30, 2016 and 2015.

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

Going Concern. The Company has incurred recurring losses from operations from inception and has limited working capital. As of September 30, 2016, the Company had an accumulated deficit of approximately $47.8 million. The Company’s activities will necessitate significant uses of working capital beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. Management is currently working on securing equity capital from financing activities to sustain operations until the Company is able to generate sufficient cash flows from operations. There is no assurance that the Company will be able to raise sufficient capital to continue operations and, if available, on terms satisfactory to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three months ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” beginning on page 15 of our Form 10-K filed on October 13, 2016.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following discussions are based on the balance sheets as of September 30, 2016 and June 30, 2016 and statements of operations for the three months ended September 30, 2016 and September 30, 2015 and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	2016	2015	Dollar variance favorable (unfavorable)

Net Sales	$27,299	$9,057	$18,242

Cost of Sales	2,508	1,076	(1,432)

Gross Profit	24,791	7,981	16,810

Operating Expenses
Research and development	199,199	308,078	108,879
Selling, marketing and advertising	1,466	5,394	3,928
General and administrative	451,909	1,046,465	594,556
Total operating expenses	652,574	1,359,937	707,363

Loss from Operations	(627,783)	(1,351,956)	724,173

Other Expense
Interest expense, net	(94,058)	(65,253)	(28,805)
Interest expense – amortization of note discounts	(529,935)	(146,766)	(383,169)
Gain in disposal of asset	28,385	-	28,385
Gain (loss) from change in fair value of derivative liabilities	(46,777)	609,400	(656,177)
Total other income (expense), net	(642,385)	397,381	(1,039,766)

Loss Before Provision for Income Taxes	(1,270,168)	(954,575)	(315,593)

Provision for Income Taxes	800	800	-
Net Loss	$(1,270,968)	$(955,375)	$(315,593)

Net Sales. Net sales increased by $18,242 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, reflecting an increase in sales of various nanomaterials and electrodes.

For the three months ended September 30, 2016, 83% of net sales were to the United States and 17% of net sales were to South Korea. For the three months ended September 30, 2015, 48% of net sales were to the United States, 28% of net sales were to South Korea, 13% of net sales were to Japan, and 11% of net sales were to China.

For the three months ended September 30, 2016, 88% of net sales were to four customers. For the three months ended September 30, 2015, 94% of net sales were to four customers.

Gross Profit. Gross profit increased by $16,810 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase resulted from an increase of $18,242 in sales and decreases in costs of sales of $52,194 in manufacturing salaries and related expenses, $10,721 in utilities, $6,964 in depreciation, $6,401 in repairs and maintenance, and $1,937 in miscellaneous expenses, offset by $79,649 less allocation of nano iron analysis costs to research and development.

Research and Development. Research and development expenses decreased by $108,879 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease resulted from decreases of $79,649 in nano iron analysis costs, $23,115 in salaries and related expenses due to less employees, and $7,283 in ammonia research, offset by an increase of $1,168 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $3,928 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease resulted from decreases of $1,989 in outside consultants, $1,415 in marketing expense, and $524 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $594,556 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease resulted from decreases of $440,820 in consultants and outside services (primarily for investor relations), $63,871 in payroll and related expenses (primarily stock compensation expense in the three months ended September 30, 2015), $40,796 in board members compensation (primarily less board members in the three months ended September 30, 2016 and stock compensation expense in the three months ended September 30, 2015), $23,180 in audit expense, $8,826 in travel related expenses, $6,994 in business insurance, and $10,069 in miscellaneous expenses.

Interest Expense. Interest expense increased by $28,805 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase resulted from the addition of notes payable in November 2015, and February, April and June 2016.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $383,169 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was due to the addition of Series O-2 Notes derivative liabilities in October through December 2015 and the addition of bridge notes derivative liabilities in June 2016.

Gain in Disposal of Assets. Gain from disposal of assets increased $28,385 in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Several fully depreciated assets were sold.

Gain (Loss) from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities decreased by $656,177 to a loss of $46,777 in the three months ended September 30, 2016 compared to a gain of $609,400 the three months ended September 30, 2015. The loss in the three months ended September 30, 2016 was due to the September 30, 2016 revaluation of the derivative liabilities of the 2015 Series O-2 notes. The gain in the three months ended September 30, 2015 was due to the September 30, 2015 revaluation of the derivative liabilities relate to the Series O-1 convertible notes.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets of $94,380, including $706 in cash.

Cash decreased $180,099 from $180,805 at June 30, 2016 to $706 at September 30, 2016. Net cash used in operating activities of $168,648 in the three months ended September 30, 2016 included $1,270,968 operating loss and $52,006 increase in prepaid expenses, offset by $384,864 increase in accounts payable and accrued expenses, $1,445 decrease in accounts receivable, and non-cash items of $529,935 in discount amortization on notes payable, $90,635 in depreciation and amortization, $83,250 in stock issued for services, $46,777 in loss from change in fair value of derivative liabilities, and $17,420 stock based compensation. $636,504 in cash was used in operating activities for the three months ended September 30, 2015.

$130 of cash was used in investing activities in the three months ended September 30, 2016 for the purchase of property and equipment. $15,671 of cash was used in investing activities in the three months ended September 30, 2015.

$11,321 in cash was used in financing activities in the three months ended September 30, 2016. $25,000 was provided by the issuance of notes payable, offset by $36,321 principal payments on notes payable. $362,385 in cash was provided by financing activities in the three months ended September 30, 2015.

Immediately prior to the consummation of the Merger, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of September 30, 2016, the Company had approximately $205,000 of accrued liabilities associated with the share cancellation.

We monitor our financial resources on an ongoing basis and may adjust planned business activities and operations as needed to ensure that we have sufficient operating capital. We evaluate our capital needs, and the availability and cost of capital on an ongoing basis and expect to seek capital when and on such terms as deemed appropriate based upon an assessment of then-current liquidity, capital needs, and theavailability and cost of capital.We expect that any capital we raise will be through the issuance of equity securities, the exercise of warrants and options, or the issuance of debt instruments, including convertible debt instruments. We believe that we will be able to obtain financing when and as needed, but the capital may be epensive.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and has limited working capital. As of September 30, 2016, the Company had an accumulated deficit of approximately $47.8 million. In addition, at September 30, 2016 the Company is in default on certain of its debt obligations.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company has engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company has completed the due diligence phase and both firms are in the process of presenting the offering to potential accredited investors. The Company anticipates that, if the issuance is partially or completely successful, some or all of the issuance will be received by December 31, 2016. Should the issuance not be successful, then absent another form of financing or capital raise, the Company expects it will not be able to service current obligations and anticipates that it will have to liquidate assets and will no longer operate as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty. The Company currently has sufficient cash for operations through November 2016.

Other Commitments and Contingencies

Our commitments and contingencies as of September 30, 2016 consisted of our lease agreement for our principal corporate offices located in Santa Ana, California and leased equipment. Accordingly, the following table only summarizes our minimum lease payments for the next five years and thereafter:

Year Ending September 30,	Amount
2017	$44,049

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

Date: November 21, 2016

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer

