Form 10-Q
period 2016-12-31
QUANTUMSPHERE, INC.
filed 2017-02-21
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

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

Large accelerated filer	[ ]	.	Accelerated filer	[ ].
Non-accelerated filer	[ ]	. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 17, 2017: 150,685,000

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on October 13, 2016, as updated through our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

ii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)

ASSETS

Current Assets
Cash	$-	$180,805
Prepaid expenses and other current assets	72,667	43,114
Total current assets	72,667	223,919

Property and equipment, net	809,098	985,231
Patents, net	91,323	95,451
Other assets	24,578	24,578

Total assets	$997,666	$1,329,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,531,839	$1,758,158
Notes payable, net of discount	420,682	686,525
Notes payable, related party	40,000	108,762
Convertible notes payable, net of discount	1,880,277	909,878
Convertible notes payable, related party, net of discount	356,869	105,074
Derivative liabilities	146,045	7,387
Total current liabilities	5,375,712	3,575,784

Total Liabilities	5,375,712	3,575,784

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 23,200,085 and 22,728,437 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	23,200	22,728
Additional paid-in capital	44,360,296	44,209,388
Accumulated deficit	(48,761,542)	(46,478,721)
Total stockholders’ deficit	(4,378,046)	(2,246,605)

Total liabilities and stockholders’ deficit	$997,666	$1,329,179

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net Sales	$1,970	$21,115	$29,269	$30,172

Cost of Sales	203	3,869	2,711	4,945

Gross Profit	1,767	17,246	26,558	25,227

Operating Expenses
Research and development	187,193	264,106	386,392	572,184
Selling, marketing and advertising	737	11,430	2,203	16,824
General and administrative	272,510	1,545,568	724,419	2,592,033
Total operating expenses	460,440	1,821,104	1,113,014	3,181,041

Loss from Operations	(458,673)	(1,803,858)	(1,086,456)	(3,155,814)

Other Income (Expense)
Interest expense, net	(290,662)	(155,561)	(384,720)	(220,814)
Interest expense – amortization of note discounts	(563,411)	(156,480)	(1,093,346)	(303,246)
Gain from change in fair value of derivative liabilities	298,893	46,661	252,116	656,061
Gain from disposal of assets	2,000	-	30,385	-
Gain from debt extinguishment	-	161,667	-	161,667
Total other income (expense), net	(553,180)	(103,713)	(1,195,565)	293,668

Loss Before Provision for Income Taxes	(1,011,853)	(1,907,571)	(2,282,021)	(2,862,146)

Provision for Income Taxes	-	-	800	800

Net Loss	$(1,011,853)	$(1,907,571)	$(2,282,821)	$(2,862,946)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.08)	$(0.10)	$(0.13)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,963,393	22,573,206	22,901,383	22,482,219

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,282,821)	$(2,862,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,390	194,188
Stock based compensation expense	28,780	386,231
Gain from change in fair value of derivative liabilities	(252,116)	(656,061)
Gain from debt extinguishment	-	(161,667)
Increase in interest expense due to notes payable default	168,438	-
Stock issued for services	110,500	977,679
Gain on disposal of fixed assets	(30,385)	-
Debt discount amortization	1,093,346	303,246
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,552)	(63,811)
Accounts payable and accrued expenses	773,681	748,698
Net cash used in operating activities	(239,739)	(1,134,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(130)	(5,767)
Purchase of property and equipment	-	(14,126)
Cash received from disposal of equipment	30,385	-
Net cash provided by (used in) investing activities	30,255	(19,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	-	625,000
Proceeds from issuance of notes payable	65,000	460,000
Principal payments of notes payable	(36,321)	(307,099)
Common stock buy back	-	(19,400)
Net cash provided by financing activities	28,679	758,501

NET DECREASE IN CASH	(180,805)	(395,835)

CASH – beginning of period	180,805	398,570

CASH – end of period	$0	$2,735

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$11,920	$130,092
Income taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended December 31, 2016, the Company entered into the following noncash transactions:

●	Issued 261,000 shares of common stock valued at approximately $111,000 in connection with services rendered.

●	Issued 210,791 shares of common stock for the conversion of $8,066 in convertible notes payable.

During the six months ended December 31, 2015, the Company entered into the following noncash transactions:

●	Issued 383,333 shares of common stock valued at approximately $1,265,000 in connection with services rendered.

●	Issued 606,155 warrants to purchase common stock with a relative fair value of approximately $400,000 in connection with the issuance of notes payable.

●	Issued 54,167 warrants to purchase common stock with a relative fair value of approximately $60,000 in connection with services rendered.

●	Recorded beneficial conversion feature of convertible notes payable of approximately $351,000

●	Converted $710,000 of principal and approximately $72,000 of accrued interest to convertible notes payable

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1. ORGANIZATION AND BUSINESS

QuantumSphere, Inc. (the “Company” or “QuantumSphere”) was organized under the laws of the State of Nevada on December 1, 2005. The Company has developed a process to manufacture metallic nanopowders with end-use applications focused on the chemical sector. The Company’s products are used on a stand-alone basis to improve efficiencies in the commercial production of ammonia. The Company’s major activities to date have included capital formation, research and development, and marketing of its metallic nanopowder products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on October 13, 2016. In the opinion of management, the accompanying condensed financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed balance sheet at June 30, 2016 has been derived from the audited balance sheet at June 30, 2016 contained in such Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and, at December 31, 2016, has $0 cash on hand and a working capital deficit of $5,303,045. As of December 31, 2016, the Company had an accumulated deficit of approximately $48.8 million. In addition, at December 31, 2016 the Company is in default on certain of its debt obligations as described in Note 3 below. As of the date of this filing, the Company had approximately $800 on hand.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company completed the due diligence phase and both firms presented the offering to potential accredited investors. At this time, potential accredited investors have indicated that they will await the issuance of a purchase order for the Company’s nano iron from an ammonia plant before considering investing in the Company’s 8% Series A convertible preferred stock. On February 2, 2017, the Company issued a convertible note for $68,000 (see Subsequent Events). The Company currently has sufficient cash for operations through February 2017. The Company will pursue the issuance of notes payable to provide cash for operations through either March 2017 or April 2017. Such cash will allow the Company to continue to pursue additional equity financing based on the receipt of a purchase order from an ammonia plant and/or additional debt financing alternatives. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to sell its assets pursuant to an asset purchase agreement. In this regard, the Company has had preliminary discussions with multiple parties that have expressed an interest in acquiring the Company’s assets. There can be no assurances that a purchase order will be received or that such additional financing will be obtained or that assets will be sold and the financial statements do not include any adjustments to reflect the outcome of this uncertainty. Should the Company not be able to obtain a purchase order, not be able to obtain additional equity or debt financing, or not be able to sell assets, then the Company would have no alternative but to file bankruptcy.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and June 30, 2016.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At December 31, 2016 and June 30, 2016, inventory with cost values of $65,668 and $65,668, respectively, were fully reserved.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2016, ten patents have been issued and two patent applications are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such assets and liabilities approximate their respective fair values because of the short-term nature of these items. The carrying amounts of the Company’s debt agreements approximate their fair values as interest approximates current market rates for similar instruments. Derivative liabilities recorded in connection with convertible debt agreements are reported at estimated fair value with changes in fair value reported in results of operations.

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the six months ended December 31, 2016 and the year ended June 30, 2016.

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$146,045	$-	$-	$146,045

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$7,387	$-	$-	$7,387

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended December 31, 2016 and the year ended June 30, 2016.

The fair values of derivative liabilities were estimated using the Black-Scholes-Merton pricing model and the following assumptions for the six months ended December 31, 2016 and the year ended June 30, 2016:

	December 31, 2016	June 30, 2016

Risk free interest rate	0.4% - 1.1%	0.5% - 1.0%
Expected term	0.25 - 5 years	1 - 5 years
Expected volatility	80.5% - 217.7%	86.8% - 131.7%
Dividend yield	-	-

The change in fair value of the derivative liabilities during the six months ended December 31, 2016 is summarized as follows:

Fair value at June 30, 2016	7,387
Change in fair value, net	138,658

Fair value at December 31, 2016	$146,045

Derivative Liabilities

A derivative is an instrument whose value is “derived“ from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities. The Company has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

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

Potential common shares, consisting of options and warrants, totaling 14,886,642 and 13,008,048, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended December 31, 2016 and 2015, respectively.

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

Subsequent Events

The Company has evaluated events subsequent to December 31, 2016 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment or disclosure in such financial statements. The Company did not have any material transactions or other events other than those discussed in Note 8 Subsequent Events below.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).“ This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company for the year ending June 30, 2017. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, as amended by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),“ which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14 to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.

3. NOTES PAYABLE

Novus

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides a loan in the amount of $500,000. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $17,455. The agreement includes a warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share. The vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable.

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

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets. The Company is currently in default on payment of the two Novus Notes.

Bridge Notes

On July 28, 2015, the Company issued a promissory note for $60,000. The note was due October 12, 2015 and interest was set at $20,000. On December 7, 2015, the note and interest were paid in full.

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. The warrants were valued at approximately $87,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the notes payable. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 of the Company’s convertible notes payable. The Company accounted for the conversion as a debt extinguishment and recorded a net loss of approximately $69,000 in the quarter ended December 31, 2015. In total, 140,000 warrants were issued and remain outstanding as of December 31, 2016.

On November 9, 2015 and February 25, 2016, the Company issued promissory notes totaling $100,000. The notes were due December 9, 2015 and March 25, 2016, respectively and bear interest at 10% per each 30 day period. The agreement included a warrant to purchase shares of common stock at 110% of the face value of the notes if the note is repaid within 30 days, and an additional 10% of the face value of the note for each month the note remains unpaid. The exercise price is $3.00 per share and the warrant expires November 9, 2020. The warrants were valued at approximately $15,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable. As of December 31, 2016, the notes remain unpaid. The Company is currently in default on payment of these notes.

On April 29, 2016, the Company issued a promissory note for $100,000. The note was due May 29, 2016 and interest was set at $25,000. On June 10, 2016, the principal was paid. As of December 31, 2016, the interest remains accrued.

On September 16, 2016, the Company issued a promissory note for $25,000 to a related party. The note is due March 16, 2017 and interest is 10% per annum.

On October 12, 2016, the Company issued a promissory note for $25,000. The note was due November 12, 2016 and interest is 10% per annum. The Company is currently in default on payment of the note.

On November 17, 2016, the Company issued a promissory note for $15,000 to a related party. The note is due May 17, 2017 and interest is 10% per annum.

As of December 31, 2016, notes payable net of discount balance of $460,682 consisted of $463,094 principal and $2,412 unamortized debt discount.

4. CONVERTIBLE NOTES PAYABLE

Series O-1 Notes

In May 2015, the Company issued convertible promissory notes (“Series O-1 Notes“) totaling $510,000. The Series O-1 Notes bear interest at the rate of 10% per annum. The Series O-1 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering“). The Series O-1 Notes were convertible and had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Additionally, the Company issued detachable warrants equal to 50% of the face value of the Series O-1 Notes based on the closing of a Qualifying Equity Offering in the future. As a Qualifying Equity Offering has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. In December 2015, all $510,000 in principal and approximately $27,000 in accrued interest of the Series O-1 Notes were converted to the Company’s Series O-2 Notes. All Series O-1 Notes and the initial warrants were surrendered as part of the conversion.

Series O-2 Notes

In October and November 2015, the Company issued convertible promissory notes (“Series O-2 Notes“) totaling $625,000. In December 2015, the Company and note holders converted $245,000 principal and accrued interest of September 2015 bridge notes and $537,058 principal and accrued interest of May 2015 Series O-1 notes into Series O-2 notes. The notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (Qualifying Equity Financing“). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a conversion price equal to $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a conversion price per share equal to $1.60 per share. In connection with the Series O-2 Notes, the Company also issued approximately 469,000 warrants exercisable at $3.00 per share, exercisable for a period of five (5) years. Both the Series O-2 Notes and warrants also had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated $727,841 as a debt discount and is amortizing the discount using the effective interest method over the term of the Series O-2 notes. All Series O-2 Notes were outstanding as of December 31, 2016. The Company is currently in default on payment of these notes.

Promissory Notes

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

On June 8, 2016, the Company issued promissory notes for cash totaling $500,000. The principal amount due on the notes was $587,500. The notes are due October 8, 2016 and bear interest at 5% per annum. The agreements include warrants to purchase shares of common stock at 150% of the face value of the notes with an exercise price equal to the price per share of the Company’s next equity round of financing. In the event of default, the note holders may convert the notes and accrued interest into shares of common stock at a price equal to 60% of the volume weighted average price of the common stock during the 30 day consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. If the closing bid price of the common stock is less than the above conversion price on the date following the conversion date on which the note holder actually receives common shares, then the conversion price shall be deemed to have been retroactively adjusted, as of the conversion date, to a price equal to 75% multiplied by the closing bid price of the common stock on the date the common stock is received, and the Company shall issue additional shares based upon the difference between common stock initially issued and the shares due based upon the revised number due. The warrants were valued at approximately $254,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable, along with the original issue discount. Because the number of warrants was fixed, such instruments were not considered derivative liabilities. The notes are secured by all of the stock, options, and warrants of the Company owned by Kevin Maloney and Gregory Hrncir. The Company is currently in default on payment of the promissory notes. The amount of principal and accrued interest increased by 25% under Rights and Remedies Upon an Event of Default in the promissory notes agreements. As of December 31, 2016, $8,066 in promissory notes have been converted to 210,791 shares of common stock. All remaining such notes and accrued interest were outstanding as of December 31, 2016. Due to the notes becoming in default in October 2016, thus triggering the conversion feature, and the price protection feature of the conversion feature, the embedded conversion features were considered to be derivative liabilities. As such, the Company recorded a derivative liability and additional debt discount of $390,774, based on the estimated fair value of the derivative liability on the debt default date. See Note 8 Subsequent Events regarding additional conversions to common stock.

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of December 31, 2016, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

Convertible Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of convertible preferred stock with a $0.001 par value. As of December 31, 2016, no convertible preferred stock was outstanding.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan“) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of 2016, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of December 31, 2016, there were 1,620,523 shares of common stock available for grant under the 2004 Plan.

No stock options were granted for the six months ended December 31, 2016. 280,000 stock options were granted to board members for the six months ended December 31, 2015.

During the six months ended December 31, 2016 and 2015, the company recognized stock based compensation expense of $28,780 and $386,231, respectively, and as of December 31, 2016 there was unrecognized stock based compensation expense totaling $140,217, that is expected to be recognized over the following twelve months.

6. RELATED PARTY TRANSACTIONS

From July 2015 through December 2016, Kevin Maloney, CEO of the Company, has provided short-term loans or paid expenses on behalf of the Company totaling $139,046. As of December 31, 2016, $101,126 has been repaid. The loans/expense payments are similar to a revolving line of credit. Payment in full is to be made upon a financing of $1 million or more and interest is 10% per month (interest rate is the same as the September 2015 and February 2016 promissory notes with third parties). As of December 31, 2016, accrued interest was $65,152.

7. CONCENTRATIONS

For the three months ended December 31, 2016, 71% of net sales were to South Korea, 17% of net sales were to Japan, and 12% of net sales were to the United States. For the three months ended December 31, 2015, 82% of net sales were to China and 11% of net sales were to the United States. For the three months ended December 31, 2016, 100% of net sales were to three customers. For the three months ended December 31, 2015, 82% of net sales were to one customer.

For the six months ended December 31, 2016, 79% of net sales were to the United States and 20% of net sales were to South Korea. For the six months ended December 31, 2015, 61% of net sales were to China and 22% of net sales were to the United States. For the six months ended December 31, 2016, 82% of net sales were to four customers. For the six months ended December 31, 2015, 70% of net sales were to two customers.

8. SUBSEQUENT EVENTS

On January 18, 2017, the Company issued a promissory note for $8,000 to a related party. The note is due July 18, 2017 and interest is 10% per annum.

On January 20, 2017, the Company issued a promissory note for $3,000 to a related party. The note is due July 20, 2017 and interest is 10% per annum.

On February 2, 2017, the Company issued a promissory note for $68,000. The note is due November 5, 2017 and interest is 12% per annum. The default interest rate on the February 2017 Note is twenty-two percent (22%) per annum. All interest shall accrue and be payable at maturity in the form of cash unless the Investor options to convert the accrued interest into common stock. The February 2017 Note is convertible into common stock at any time beginning one hundred eighty (180) days following the date of the note and ending on the later of (i) the maturity date and (ii) the date of payment of the default amount. The conversion price will be sixty percent (60%) of the market price, defined as the average of the lowest three (3) trading prices for the common stock on the OTCQB during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

From January 1, 2017 through February 17, 2017, $599,620 in June 8, 2016 promissory notes and related interest that were in default have been converted into 127,484,915 shares of common stock. The Company anticipates that additional outstanding debt will be converted into common shares from available authorized common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains statements that must be deemed “forward-looking“ statements under Section 27A of the Securities Act, including, among other things, discussions as to our business strategies, expectations, market position and services, anticipated revenues and performance, future operations, profitability, liquidity and capital resources. Words including, but not limited to, “may,“ “will,“ “likely,“ “should,“ “could,“ “expect,“ “plan,“ “anticipate,“ “believe,“ “estimate,“ “predict,“ “intend,“ “potential,“ “continue,“ “seek,“ or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are generally reasonable and reflect the current views of our management, such statements are inherently uncertain, and we can give no assurance that such statements will ultimately prove to be correct. Our operations are subject to a number of uncertainties and risks, many of which are outside our control, and any one of which, or any combination of which, could materially adversely affect our results of operations. Important factors, including, but not limited to, those discussed in the section titled “Risk Factors,“ beginning on page 15 of our Form 10-K filed on October 13, 2016, could cause actual results to differ materially from such statements. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

QuantumSphere, Inc. was incorporated in the State of Nevada on December 1, 2005.

On May 5, 2015, the Company announced that commercial validation of its nano iron catalyst had been achieved in a production-scale ammonia plant in China.

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

On April 25, 2016, Marc Goroff, Steven Myers, Robert Venable, and Jeffery Palmer voluntarily resigned from the Board of Directors, effective immediately, and from their respective roles as members of the Company’s Audit, Compensation, Nominating, and Governance Committees. All have agreed to serve as non-director advisors to the Company. Kevin Maloney and Francis Poli, our lead director, continued to serve as directors of the Company. Francis Poli served as chairman of each of the board committees.

On January 20, 2017, Francis Poli voluntarily resigned from the Board of Directors, effective immediately, and from his role as member of the Company’s Audit, Compensation, Nominating, and Governance Committees. He has agreed to serve as a non-director advisor to the Company. Kevin Maloney continues to serve as a director of the Company.

On January 20, 2017, Gregory Hrncir voluntarily resigned as Chief Strategy Officer, General Counsel, and Secretary of the Company, effective immediately. He has agreed to serve as an advisor to the Company.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and, at December 31, 2016, has $0 cash on hand and a working capital deficit of $5,303,045. As of December 31, 2016, the Company had an accumulated deficit of approximately $48.8 million. In addition, at December 31, 2016 the Company is in default on certain of its debt obligations as described in Note 3 above. As of the date of this filing, the Company had approximately $800 on hand.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company completed the due diligence phase and both firms presented the offering to potential accredited investors. At this time, potential accredited investors have indicated that they will await the issuance of a purchase order for the Company’s nano iron from an ammonia plant before considering investing in the Company’s 8% Series A convertible preferred stock. On February 2, 2017, the Company issued a convertible note for $68,000 (see Subsequent Events). The Company currently has sufficient cash for operations through February 2017. The Company will pursue the issuance of notes payable to provide cash for operations through either March 2017 or April 2017. Such cash will allow the Company to continue to pursue additional equity financing based on the receipt of a purchase order from an ammonia plant and/or additional debt financing alternatives. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to sell its assets pursuant to an asset purchase agreement. In this regard, the Company has had preliminary discussions with multiple parties that have expressed an interest in acquiring the Company’s assets. There can be no assurances that a purchase order will be received or that such additional financing will be obtained or that assets will be sold and the financial statements do not include any adjustments to reflect the outcome of this uncertainty. Should the Company not be able to obtain a purchase order, not be able to obtain additional equity or debt financing, or not be able to sell assets, then the Company would have no alternative but to file bankruptcy.

SMALLER REPORTING COMPANY

To the extent that we continue to qualify as a “smaller reporting company,” we may take advantage of specified reduced disclosure and other requirements that may otherwise be applicable to public companies. These provisions include:

●	Only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	Reduced disclosure about our executive compensation arrangements; and

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting

We have taken advantage of some of these reduced burdens and may continue to do so for so long as we remain a smaller reporting company, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

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

Cash and Cash Equivalents. The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and June 30, 2016.

The Company maintains its cash in major banks. From time to time, the Company’s cash balances exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced and does not anticipate any losses relating to these amounts.

Accounts Receivable. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations. There were no allowances for estimated uncollectible accounts at December 31, 2016 and June 30, 2016.

Inventory. Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At December 31, 2016 and June 30, 2016, inventory with cost values of $65,668 and $65,668, respectively, were fully reserved.

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

Patents. Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of December 31, 2016, ten patents have been issued and two patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the six months ended December 31, 2016 and the year ended June 30, 2016.

Derivative Liabilities. A derivative is an instrument whose value is “derived“ from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

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

Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities. The Company has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

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

Potential common shares, consisting of options and warrants, totaling 14,886,642 and 13,008,048, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended December 31, 2016 and 2015.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three months ended December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,“ beginning on page 15 of our Form 10-K filed on October 13, 2016.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

The following discussions are based on the balance sheets as of December 31, 2016 and June 30, 2016 and statements of operations for the three months ended December 31, 2016 and December 31, 2015, and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance“ shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	2016	2015	Dollar variance favorable (unfavorable)

Net Sales	$1,970	$21,115	$(19,145)

Cost of Sales	203	3,869	3,666

Gross Profit	1,767	17,246	(15,479)

Operating Expenses
Research and development	187,193	264,106	76,913
Selling, marketing and advertising	737	11,430	10,693
General and administrative	272,510	1,545,568	1,273,058
Total operating expenses	460,440	1,821,104	1,360,664

Loss from Operations	(458,673)	(1,803,858)	1,345,185

Other Expense
Interest expense, net	(290,662)	(155,561)	(135,101)
Interest expense – amortization of note discounts	(563,411)	(156,480)	(406,931)
Gain from change in fair value of derivative liabilities	298,893	46,661	252,232
Gain from disposal of asset	2,000	-	2,000
Gain from debt extinguishment	-	161,667	(161,667)
Total other income (expense), net	(553,180)	(103,713)	(449,467)

Loss Before Provision for Income Taxes	(1,011,853)	(1,907,571)	895,718

Provision for Income Taxes	-	-	-
Net Loss	$(1,011,853)	$(1,907,571)	$895,718

Net Sales. Net sales decreased by $19,145 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015, reflecting a decrease in sales of various nanomaterials and electrodes.

For the three months ended December 31, 2016, 71% of net sales were to South Korea, 17% of net sales were to Japan, and 12% of net sales were to the United States. For the three months ended December 31, 2015, 82% of net sales were to China and 11% of net sales were to the United States.

For the three months ended December 31, 2016, 100% of net sales were to three customers. For the three months ended December 31, 2015, 82% of net sales were to one customer.

Gross Profit. Gross profit decreased by $15,479 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease resulted from a decrease of $19,145 in sales and decreases in costs of sales of $35,260 in manufacturing salaries and related expenses, $8,705 in miscellaneous expenses, and $7,036 in depreciation, offset by $47,335 less allocation of nano iron analysis costs to research and development.

Research and Development. Research and development expenses decreased by $76,913 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease resulted from decreases of $47,335 in nano iron analysis costs, $29,463 in salaries and related expenses due to less employees, and $115 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $10,693 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease resulted from decreases of $8,200 in marketing and advertising, $2,131 in outside consultants, and $361 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $1,273,058 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease resulted from decreases of $738,463 in consultants and outside services (primarily for investor relations), $355,115 in board members compensation (primarily less board members in the three months ended December 31, 2016 and stock compensation expense in the three months ended December 31, 2015), $72,122 in payroll and related expenses (primarily stock compensation expense in the three months ended December 31, 2015), $47,313 in travel related expenses, $22,877 in business insurance, $16,028 in legal expense, $11,049 in miscellaneous expense, and $10,091 in legal expense

Interest Expense. Interest expense increased by $135,101 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increase resulted from the addition of notes payable in November 2015, and February, April and June 2016.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $406,931 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increase was due to the addition of Series O-2 Notes derivative liabilities in October through December 2015 and the addition of bridge notes derivative liabilities in June 2016. $16,157 of the increase was due to the addition of Series O-2 Notes derivative liabilities in October through December 2015 and the addition of bridge notes derivative liabilities in June 2016. $390,774 of the increase was due to the June 2016 bridge notes becoming convertible in October 2016 due to default.

Gain from change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $252,232 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The increase was due to revaluation of the derivative liabilities of the June 2016 bridge notes at December 31, 2016.

Gain in Disposal of Assets. Gain from disposal of assets increased $2,000 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. A fully depreciated asset was sold.

Gain from Debt Extinguishment. Gain from debt extinguishment decreased by $161,667 in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The gain in the three months ended December 31, 2015 was due to the December 31, 2015 revaluation of the derivative liabilities relate to the Series O-1 convertible notes.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

The following discussions are based on the balance sheets as of December 31, 2016 and June 30, 2016 and statements of operations for the six months ended December 31, 2016 and December 31, 2015 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance“ shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

			Dollar variance
	Six Months Ended December 31,		favorable
	2016	2015	(unfavorable)

Net Sales	$29,269	$30,172	$(903)

Cost of Sales	2,711	4,945	2,234

Gross Profit	26,558	25,227	1,331

Operating Expenses
Research and development	386,392	572,184	185,792
Selling, marketing and advertising	2,203	16,824	14,621
General and administrative	724,419	2,592,033	1,867,614
Total operating expenses	1,113,014	3,181,041	2,068,027

Loss from Operations	(1,086,456)	(3,155,814)	2,069,358

Other Income (Expense)
Interest expense, net	(384,720)	(220,814)	(163,906)
Interest expense – amortization of note discounts	(1,093,346)	(303,246)	(790,100)
Gain from change in fair value of derivative liabilities	252,116	656,061	(403,945)
Gain from disposal of assets	30,385	-	30,385
Gain from debt extinguishment	-	161,667	(161,667)
Total other income (expense), net	(1,195,565)	293,668	(1,489,233)

Loss Before Provision for Income Taxes	(2,282,021)	(2,862,146)	580,125

Provision for Income Taxes	800	800	-

Net Loss	$(2,282,821)	$(2,862,946)	$580,125

Net Sales. Net sales decreased by $903 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 reflecting a decrease in sales of various nanomaterials and electrodes.

For the six months ended December 31, 2016, 79% of net sales were to the United States and 20% of net sales were to South Korea. For the six months ended December 31, 2015, 61% of net sales were to China and 22% of net sales were to the United States.

For the six months ended December 31, 2016, 82% of net sales were to four customers. For the six months ended December 31, 2015, 70% of net sales were to two customers.

Gross Profit. Gross profit increased by $1,331 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The increase resulted from decreases in cost of sales of $87,454 in salaries and related expenses, $14,672 in utilities, $14,000 in depreciation, and $13,091 in miscellaneous expenses, offset by $903 less net sales and $126,984 less in cost of sales allocation to Research and Development for ammonia research.

Research and Development. Research and development expenses decreased by $185,792 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The decrease resulted from decreases of $126,984 in ammonia research, $52,578 in salaries and related expenses due to less employees, and $6,230 less in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $14,621 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The decrease resulted from a decrease of $9,615 in marketing and advertising, $4,120 in outside consultants, and $886 less miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $1,867,614 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The decrease resulted from decreases of $1,179,283 in consultants and outside services (primarily for investor relations, of which $1,042,289 was the market value of stock and fair value of warrants issued), $395,911 in board members compensation (primarily annual stock options issuance expense to the board in 2015 and less board members in 2016), $135,994 in payroll and related expenses (due to two less employees in 2016 and less stock options issuance expense in 2016), $57,098 in travel related expenses, $29,870 in business insurance, $27,018 in audit expense, $19,503 in legal, $12,698 in miscellaneous expenses, and $10,239 in public filing expenses...

Interest Expense. Interest expense increased by $163,906 in the six months ended December 31, 2016 compared to the six months ended December, 2015. The increase resulted from the addition of notes payable in September, October, and November 2015 and June 2016.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $790,100 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. $399,326 of the increase resulted from debt discount amortization on the September 2015 bridge notes, on the October/November/December 2015 Series O-2 Notes, and on the June 2016 bridge notes. $390,774 of the increase was due to the June 2016 bridge notes becoming convertible in October 2016 due to default. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities decreased by $403,945 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The December 31, 2015 gain of $656,061 was the result of the elimination of the derivative liabilities on the Series O-1 notes, as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities. $251,999 of the December 2016 gain was due to revaluation of the derivative liabilities of the June 2016 bridge notes at December 31, 2016.

Gain from Disposal of Assets. Gain from disposal of assets increased by $30,385 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Several fully depreciated assets were sold.

Gain from Debt Extinguishment. Gain on debt extinguishment decreased by $161,667 in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The gain in the six months ended December 31, 2015 was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $72,667. We had $0 in cash

Cash decreased $180,805 from $180,805 at June 30, 2016 to $0 at December 31, 2016. Net cash used in operating activities of $239,739 in the six months ended December 31, 2016 included $2,282,821 operating loss, $29,552 increase in prepaid expenses, $30,385 gain on disposal of fixed assets, and $252,116 non-cash gain from change in fair value of derivative liabilities, offset by $773,681 increase in accounts payable and accrued expenses, offset by noncash items of $1,093,346 in discount amortization on notes payable, $180,390 in depreciation and amortization, $168,438 increase in notes payable due to default, $110,500 in stock issued for services, and $28,780 stock based compensation. $1,134,443 in cash was used in operating activities for the six months ended December 31, 2015.

$30,255 in cash was provided by investing activities in the six months ended December 31, 2016. $30,385 was provided by the sale of fully depreciated assets, offset by $130 used for patents. $19,893 of cash was used in investing activities in the six months ended December 31, 2015.

$28,679 in cash was provided by financing activities in the six months ended December 31, 2016. $65,000 was provided by the issuance of notes payable, offset by $36,321 principal payments on notes payable. $758,501 in cash was provided by financing activities in the six months ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act“), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers“). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission“).

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

Changes in Internal Control over Financial Reporting.

In April 2016, two of the three audit committee members resigned. In January 2017, the third audit committee member resigned. There were no disagreements between toe audit committee members and the Company or any officer which led to their resignations. There were no other changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company is in default on the two Novus senior notes.

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

The Exhibit attached to this Form 10-Q shall not be deemed “filed“ for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act“) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUMSPHERE, INC.

Date: February 21, 2017

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer

