Form 10-Q
period 2017-03-31
QUANTUMSPHERE, INC.
filed 2017-06-07
CIK 1387135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 7, 2017: 205,765,428

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on October 13, 2016, as updated through our Quarterly Report on Form 10-Q for the quarterly periods ended December 31, 2016 and September 30, 2016, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

ii

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

QUANTUMSPHERE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)

ASSETS

Current Assets
Cash	$2,001	$180,805
Prepaid expenses and other current assets	17,291	43,114
Total current assets	19,292	223,919

Property and equipment, net	723,355	985,231
Patents, net	89,131	95,451
Other assets	24,578	24,578

Total assets	$856,356	$1,329,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$686,669	$301,923
Accrued expenses	2,074,096	1,456,235
Notes payable, net of discount	487,765	686,525
Notes payable, related party	-	108,762
Convertible notes payable, net of discount	1,676,259	909,878
Convertible notes payable, related party, net of discount	-	105,074
Derivative liabilities	283,346	7,387
Total current liabilities	5,208,135	3,575,784

Total Liabilities	5,208,135	3,575,784

Stockholders’ Deficit
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 205,765,428 and 22,728,437 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	205,765	22,728
Additional paid-in capital	44,807,625	44,209,388
Accumulated deficit	(49,365,169)	(46,478,721)
Total stockholders’ deficit	(4,351,779)	(2,246,605)

Total liabilities and stockholders’ deficit	$856,356	$1,329,179

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net Sales	$174	$14,656	$29,443	$44,828

Cost of Sales	6	1,856	2,717	6,801

Gross Profit	168	12,800	26,726	38,027

Operating Expenses
Research and development	141,891	295,597	528,283	867,781
Selling, marketing and advertising	-	5,205	2,203	22,029
General and administrative	256,580	483,537	980,999	3,075,570
Total operating expenses	398,471	784,339	1,511,485	3,965,380

Loss from Operations	(398,303)	(771,539)	(1,484,759)	(3,927,353)

Other Income (Expense)
Interest expense, net	(165,301)	(108,271)	(550,021)	(329,135)
Interest expense – amortization of note discounts	(59,902)	(174,860)	(1,153,248)	(478,106)
Change in fair value of derivative liabilities	19,880	-	271,996	656,061
Gain from disposal of assets	-	-	30,385	-
Gain from debt extinguishment	-	-	-	161,667
Other loss	-	(3,092)	-	(3,042)
Total other income (expense), net	(205,323)	(286,223)	(1,400,888)	7,445

Loss Before Provision for Income Taxes	(603,626)	(1,057,762)	(2,885,647)	(3,919,908)

Provision for Income Taxes	-	-	800	800

Net Loss	$(603,626)	$(1,057,762)	$(2,886,447)	$(3,920,708)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.05)	$(0.05)	$(0.17)

Basic and Diluted Weighted-Average Common Shares Outstanding	114,667,100	22,653,184	53,043,407	22,538,793

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,886,447)	$(3,920,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,326	295,765
Stock based compensation expense	37,687	461,524
Change in fair value of derivative liabilities	(271,996)	(656,061)
Gain from debt extinguishment	-	(161,667)
Non-cash interest added to debt principal	168,438	-
Stock issued for services	110,500	1,059,005
Gain on disposal of fixed assets	(30,385)	-
Debt discount amortization	1,153,248	478,106
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,823	(47,495)
Accounts payable	384,745	239,801
Accrued expenses	675,323	995,401
Net cash used in operating activities	(364,738)	(1,256,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for development of patents	(130)	(8,433)
Purchase of property and equipment	-	(14,126)
Cash received from disposal of equipment	30,385	-
Net cash provided by (used in) investing activities	30,255	(22,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes payable	116,000	625,000
Proceeds from issuance of notes payable	76,000	585,000
Principal payments of notes payable	(36,321)	(307,099)
Common stock buy back	-	(19,400)
Net cash provided by financing activities	155,679	883,501

NET DECREASE IN CASH	(178,804)	(395,387)

CASH – beginning of period	180,805	398,570

CASH – end of period	$2,001	$3,183

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$11,910	$133,318
Income taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2017, the Company entered into the following noncash transactions:

●	Issued 261,000 shares of common stock valued at approximately $111,000 in connection with services rendered.

●	Issued 182,776,134 shares of common stock for the conversion of $627,701 in convertible notes payable and related accrued interest.

●	Derivative liability recorded in connection with convertible debt in the amount of $547,955.

During the nine months ended March 31, 2016, the Company entered into the following noncash transactions:

●	Issued 408,333 shares of common stock valued at approximately $1,327,000 in connection with services rendered.

●	Issued 624,488 warrants to purchase common stock with a relative fair value of approximately $403,000 in connection with the issuance of notes payable.

●	Issued 66,667 warrants to purchase common stock with a relative fair value of approximately $80,000 in connection with services rendered.

●	Recorded beneficial conversion feature of convertible notes payable of approximately $351,000

●	Converted $710,000 of principal and approximately $72,000 of accrued interest to convertible notes payable

The accompanying notes are an integral part of these financial statements.

QUANTUMSPHERE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and, at March 31, 2017, has $2,001 cash on hand and a working capital deficit of $5,188,842. As of March 31, 2017, the Company had an accumulated deficit of approximately $49.4 million. In addition, at March 31, 2017 the Company is in default on certain of its debt obligations as described in Note 3 below. As of the date of this filing, the Company had $306 on hand.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company completed the due diligence phase and both firms presented the offering to potential accredited investors. At this time, potential accredited investors have indicated that they will await the issuance of a purchase order for the Company’s nano iron from an ammonia plant before considering investing in the Company’s 8% Series A convertible preferred stock. On February 2, 2017, the Company issued a convertible note for $68,000. On March 14, 2017, the Company issued a convertible note for $48,000. Additionally, subsequent to March 31, 2017 to date, the Company has issued additional convertible notes payable in the aggregate amount of $20,000. The Company is in immediate need of raising additional capital to fund its operations and is actively pursuing additional debt financing needed to continue to fund operating activities. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to sell certain of its assets pursuant to an asset purchase agreement. In this regard, the Company has had preliminary discussions with multiple parties that have expressed an interest in acquiring the Company’s assets. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to merge a restructured Company with a non-public company. In this regard, the Company has had preliminary discussions with a party that has expressed an interest in becoming a reporting company through a merger. There can be no assurances additional financing will be obtained or that assets will be sold or that a merger will occur. Should the Company not be able to obtain a purchase order, not be able to obtain additional equity or debt financing, not be able to sell assets, or not be able to merge with another company, then the Company would have no alternative but to file bankruptcy. Based on these factors, management has determined that there is substantial doubt regarding the Company’s ability to continue as a going concern within twelve months of the issuance date of the interim financial statements for the period ended March 31, 2017. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and June 30, 2016.

Inventory

Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At March 31, 2017 and June 30, 2016, inventory with cost values of $65,668 and $65,668, respectively, were fully reserved.

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

Patents

Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2017, ten patents have been issued and two patent applications are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the nine months ended March 31, 2017 and the year ended June 30, 2016.

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2017.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$283,346	$-	$-	$283,346

The following details the fair value measurement within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2016.

	Fair Value Measurement
	Total Fair Value	Level 1	Level 2	Level 3

Derivative liabilities	$7,387	$-	$-	$7,387

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended March 31, 2017 and the year ended June 30, 2016.

The fair values of derivative liabilities were estimated using the Black-Scholes-Merton pricing model and the following assumptions for the nine months ended March 31, 2017 and the year ended June 30, 2016:

	March 31, 2017	June 30, 2016

Risk free interest rate	0.4% - 1.9%	0.5% - 1.0%
Expected term	0.25 - 5 years	1 - 5 years
Expected volatility	80.5% - 286.4%	86.8% - 131.7%
Dividend yield	-	-

The change in fair value of the derivative liabilities during the nine months ended March 31, 2017 is summarized as follows:

Fair value at June 30, 2016	7,387
Fair value of new derivative liabilities	547,955
Change in fair value, net	(271,996)

Fair value at March 31, 2017	$283,346

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. Derivative liabilities are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for research and development for new or improved processes to produce nanocatalysts as well as end use applications for the nanocatalysts are expensed until the production process or applications have been determined to be commercially viable. Research and development expenses on the accompanying Condensed Statements of Operations include depreciation expenses of $83,016 and $253,042 for the three months and nine months ended March 31, 2017, respectively.

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

Potential common shares, consisting of shares underlying options, warrants, and convertible debt totaling 116,824,102 and 14,125,507, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended March 31, 2017 and 2016, respectively.

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

Subsequent Events

The Company has evaluated events subsequent to March 31, 2017 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment or disclosure in such financial statements

3. NOTES PAYABLE

Novus

On June 19, 2014, the Company signed a loan and security agreement with Novus Capital Group that provides a loan in the amount of $500,000. The loan accrues at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $17,455. The agreement includes a warrant to purchase 20,000 shares of common stock at an exercise price of $2.00 per share. The vested warrants were valued at approximately $11,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. As of March 31, 2017, $640 in unamortized discounts remain.

On June 5, 2015, the Company signed a loan and security agreement with Novus Capital Group that provides a loan in the amount of $127,500. The loan accrues interest at an annual rate of 15.5%, has a term of thirty-six months, and monthly payments are $4,451, beginning July 10, 2015. The agreement includes a warrant to purchase 2,555 shares of common stock at an exercise price of $2.00 per share that expires June 30, 2020. The vested warrants were valued at approximately $2,000, using the Black Scholes Merton option pricing model, and recorded as a discount to the note payable. As of March 31, 2017, $689 in unamortized discounts remain.

The two loans with Novus Capital Group are secured by substantially all of the Company’s assets. The Company is currently in default on payment of the two Novus Notes.

Bridge Notes

On July 28, 2015, the Company issued a promissory note for $60,000. The note was due October 12, 2015 and interest was set at $20,000. On December 7, 2015, the note and interest were paid in full.

In September 2015, the Company issued promissory notes totaling $350,000. The promissory notes bear interest at the rate of 10% per thirty (30) day period and are due six months from the date of issuance. In connection with the promissory notes, the Company also issued warrants exercisable at $3.00 per share and for a period of five (5) years. The number of warrants to be issued ranges between 120% - 160% of the face value of the promissory note depending on repayment date. The warrants were valued at approximately $87,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the notes payable. In December 2015, $150,000 in principal and related accrued interest were paid in cash. In December 2015, $200,000 in principal and $45,000 of related accrued interest were converted to Series O-2 of the Company’s convertible notes payable. The Company accounted for the conversion as a debt extinguishment and recorded a net loss of approximately $69,000 in the quarter ended December 31, 2015. In total, 140,000 warrants were issued and remain outstanding as of March 31, 2017. As of March 31, 2017, the warrants discount was fully amortized.

On November 9, 2015 and February 25, 2016, the Company issued promissory notes totaling $100,000. The notes were due December 9, 2015 and March 25, 2016, respectively and bear interest at 10% per each 30 day period. The agreement included a warrant to purchase shares of common stock at 110% of the face value of the notes if the note is repaid within 30 days, and an additional 10% of the face value of the note for each month the note remains unpaid. The exercise price is $3.00 per share and the warrant expires November 9, 2020. The warrants were valued at approximately $15,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable. As of March 31, 2017, the notes remain unpaid. The Company is currently in default on payment of these notes. As of March 31, 2017, the warrants discount was fully amortized.

On February 18, 2016, the Company issued a promissory note for $15,000 to a related party. The note was due August 18, 2016 and interest is 10% per annum. The Company is currently in default on payment of the note.

On April 29, 2016, the Company issued a promissory note for $100,000. The note was due May 29, 2016 and interest was set at $25,000. On June 10, 2016, the principal was paid. As of March 31, 2017, the interest remains accrued.

On September 16, 2016, the Company issued a promissory note for $25,000 to a related party. The note was due March 16, 2017 and interest is 10% per annum. The Company is currently in default on payment of the note.

On October 12, 2016, the Company issued a promissory note for $25,000. The note was due November 12, 2016 and interest is 10% per annum. The Company is currently in default on payment of the note.

On November 17, 2016, the Company issued a promissory note for $15,000 to a related party. The note is due May 17, 2017 and interest is 10% per annum. As of the date of the filing of this 10-Q, the Company is in default on payment of the note.

On January 18, 2017, the Company issued a promissory note for $8,000 to a related party. The note is due July 18, 2017 and interest is 10% per annum.

On January 20, 2017, the Company issued a promissory note for $3,000 to a related party. The note is due July 20, 2017 and interest is 10% per annum.

Below is a summary of notes payable at March 31, 2017.

Novus notes	$298,094
Promissory notes	191,000
Total notes payable at face value	489,094
Less unamortized debt discounts	(1,329)
Total net notes payable	$487,765

4. CONVERTIBLE NOTES PAYABLE

Series O-1 Notes

In May 2015, the Company issued convertible promissory notes (“Series O-1 Notes”) totaling $510,000. The Series O-1 Notes bear interest at the rate of 10% per annum. The Series O-1 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (“Qualifying Equity Offering”). The Series O-1 Notes were convertible and had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Additionally, the Company issued detachable warrants equal to 50% of the face value of the Series O-1 Notes based on the closing of a Qualifying Equity Offering in the future. As a Qualifying Equity Offering has not yet occurred, the total number of warrants to be issued was not yet fixed. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated the entire face amount of the notes as a debt discount and amortized the discount using the effective interest method. In December 2015, all $510,000 in principal and approximately $27,000 in accrued interest of the Series O-1 Notes were converted to the Company’s Series O-2 Notes. All Series O-1 Notes and the initial warrants were surrendered as part of the conversion. As of March 31, 2017, both the embedded conversion feature and the warrants discount were fully amortized.

Series O-2 Notes

In October and November 2015, the Company issued convertible promissory notes (“Series O-2 Notes”) totaling $625,000. In December 2015, the Company and note holders converted $245,000 principal and accrued interest of September 2015 bridge notes and $537,058 principal and accrued interest of May 2015 Series O-1 notes into Series O-2 notes. The notes bear interest at the rate of 10% per annum, with a default rate of 18% per annum. The Series O-2 Notes will mature upon the earlier of (i) one year from the date of the issuance of the notes, or (ii) closing of an equity financing of Four Million Dollars or more (Qualifying Equity Financing”). All outstanding principal and accrued interest under the Series O-2 Notes will be automatically converted into shares of common stock at the closing of a Qualifying Equity Offering based upon a conversion price equal to $1.60 per share. Alternatively, the outstanding principal and accrued interest may be voluntarily converted at the sole discretion of the Lender, at any time prior to the close of the Qualifying Equity Offering, in whole or in part, at a conversion price per share equal to $1.60 per share. In connection with the Series O-2 Notes, the Company also issued approximately 469,000 warrants exercisable at $3.00 per share, exercisable for a period of five (5) years. Both the Series O-2 Notes and warrants also had certain price protection features based on the closing of a Qualifying Equity Offering in the future. Due to the price protection features of the convertible notes as well as the variable number of warrants that can be issued in connection with these notes, both the embedded conversion feature and the warrants were considered to be derivative liabilities. As such, the Company allocated $727,841 as a debt discount and is amortizing the discount using the effective interest method over the term of the Series O-2 notes. All Series O-2 Notes were outstanding as of March 31, 2017. The Company is currently in default on payment of these notes. As of March 31, 2017, both the embedded conversion feature and the warrants discount were fully amortized.

Promissory Notes

On January 15, 2016, the Company issued a promissory note for $75,000. The note was due July 15, 2016 and interest was 10% per annum. On June 8, 2016, the note was converted into a promissory note at the amount of $86,250 that bore interest at 5% per annum. The new note is due October 8, 2016. Warrant agreement and security agreement are the same as the June 8, 2016 promissory notes listed below. The Company is currently in default on payment of the note.

On June 8, 2016, the Company issued promissory notes for cash totaling $500,000. The principal amount due on the notes was $587,500. The notes are due October 8, 2016 and bear interest at 5% per annum. The agreements include warrants to purchase shares of common stock at 150% of the face value of the notes with an exercise price equal to the price per share of the Company’s next equity round of financing. In the event of default, the note holders may convert the notes and accrued interest into shares of common stock at a price equal to 60% of the volume weighted average price of the common stock during the 30 day consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. If the closing bid price of the common stock is less than the above conversion price on the date following the conversion date on which the note holder actually receives common shares, then the conversion price shall be deemed to have been retroactively adjusted, as of the conversion date, to a price equal to 75% multiplied by the closing bid price of the common stock on the date the common stock is received, and the Company shall issue additional shares based upon the difference between common stock initially issued and the shares due based upon the revised number due. The warrants were valued at approximately $254,000 using the Black-Scholes-Merton option pricing model, and recorded as a discount to the note payable, along with the original issue discount. Because the number of warrants was fixed, such instruments were not considered derivative liabilities. The notes were secured by all of the stock, options, and warrants of the Company owned by Kevin Maloney and Gregory Hrncir. The Company is currently in default on payment of the promissory notes. The amount of principal and accrued interest increased by 25% under Rights and Remedies. Upon an Event of Default in the promissory notes agreements. As of March 31, 2017, $578,525 in promissory notes and $37,076 in related accrued interest have been converted to 182,776,134 shares of common stock. $251,563 in remaining such notes were outstanding as of March 31, 2017. Due to the notes becoming in default in October 2016, thus triggering the conversion feature, and the price protection feature of the conversion feature, the embedded conversion features were considered to be derivative liabilities. As such, the Company recorded a derivative liability and additional debt discount of $390,774, based on the estimated fair value of the derivative liability on the debt default date. As of March 31, 2017, both the embedded conversion feature and the warrants discount were fully amortized.

On February 2, 2017, the Company issued a promissory note for cash totaling $65,000. The principal amount due on the note was $68,000. The note is due on November 5, 2017 and interest is 12% per annum. The default interest rate is 22% per annum. The note may be converted into common stock at any time from 180 days after the date of the note until the latter of the maturity date or the date of payment of the default amount. The conversion price of the note into common stock is 60% times the average of the 3 lowest trading prices of the common stock during the 15 day trading period ending on the latest complete trading day prior to the conversion date. The conversion feature of the note was valued at approximately $89,947 at the date that the note was issued using the Black-Scholes-Merton pricing model and recorded as a discount to the note payable, considered a derivative liability. The derivative liability is revalued at the end of each quarter.

On March 14, 2017, the Company issued a promissory note for cash totaling $41,500. The principal amount due on the note was $48,000. The note is due on December 30, 2017. The default interest rate is 22% per annum. The note may be converted into common stock at any time from 180 days after the date of the note until the latter of the maturity date or the date of payment of the default amount. The conversion price of the note into common stock is 60% times the average of the 3 lowest trading prices of the common stock during the 10 day trading period ending on the latest complete trading day prior to the conversion date. The conversion feature of the note was valued at approximately $67,234 at the date that the note was issued using the Black-Scholes-Merton pricing model and recorded as a discount to the note payable, considered a derivative liability. The derivative liability is revalued at the end of each quarter.

Below is a summary of convertible notes payable at March 31, 2017.

Series O-2 notes	$1,407,058
June 2016 bridge notes	251,563
February 2017 promissory note	68,000
March 2017 promissory note	48,000
Total convertible notes payable at face value	1,774,621
Less unamortized debt discounts	(98,362)
Total net convertible notes payable	$1,676,259

5. STOCKHOLDERS’ EQUITY

Common Stock

In early April 2014, the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of March 31, 2017, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

From July 1, 2016 through March 31, 2017, 182,776,134 new shares of common stock were issued in the conversion of the June 2016 Promissory Notes. As of March 31, 2017, 205,765,428 shares of common stock are outstanding.

Convertible Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of convertible preferred stock with a $0.001 par value. As of March 31, 2017, no convertible preferred stock was outstanding.

Stock Options

In 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Plan”) for directors, employees, consultants and other persons acting on behalf of the Company. Options granted under the 2004 Plan vest on the date of grant, over a fixed period of time, or upon the occurrence of certain events and are exercisable for up to ten years. As of March 31, 2017, the total shares authorized for issuance, were 7,500,000 shares of common stock. As of March 31, 2017 there were 1,620,523 shares of common stock available for grant under the 2004 Plan.

No stock options were granted for the nine months ended March 31, 2017. 280,000 stock options were granted to board members for the nine months ended March 31, 2016. 413,724 options were forfeited for the nine months ended March 31, 2017.

During the nine months ended March 31, 2017 and 2016, the company recognized stock based compensation expense of $37,687 and $461,524, respectively, and as of March 31, 2017 there was unrecognized stock based compensation expense totaling $138,656, that is expected to be recognized over the following nine months.

6. RELATED PARTY TRANSACTIONS

From July 2015 through March 31, 2017, Kevin Maloney, CEO of the Company, has provided short-term loans or paid expenses on behalf of the Company totaling $139,046. As of March 31, 2017, $101,126 has been repaid. The loans/expense payments are similar to a revolving line of credit. Payment in full is to be made upon a financing of $1 million or more and interest is 10% per month (interest rate is the same as the September 2015 and February 2016 promissory notes with third parties). As of March 31, 2017, accrued interest was $76,528. Kevin Maloney also provided a personal guarantee on a $59,882 balance on a Company credit card.

7. CONCENTRATIONS

For the three months ended March 31, 2017, 100% of net sales were to the United States. For the three months ended March 31, 2016, 64% of net sales were to South Korea and 26% of net sales were to the United States. For the three months ended March 31, 2017, 100% of net sales were to two customers. For the three months ended March 31, 2016, 76% of net sales were to two customers.

For the nine months ended March 31, 2017, 79% of net sales were to the United States and 20% of net sales were to South Korea. For the nine months ended March 31, 2016, 41% of net sales were to China, 27% of net sales were to South Korea, and 23% of net sales were to the United States. For the nine months ended March 31, 2017, 81% of net sales were to four customers. For the nine months ended March 31, 2016, 59% of net sales were to two customers.

8. SUBSEQUENT EVENTS

On May 12, 2017, QuantumSphere, Inc., a Nevada corporation (the “Registrant”), entered into a Settlement Agreement (the “May 2017 Settlement Agreement”) for $701,015.78 with a certain accredited investor (the “Investor”), dependent upon a court order approving the May 2017 Settlement Agreement. See the Company’s Form 8-K filed on May 31, 2017.

On May 24, 2017, the Registrant entered into a Debt Purchase Agreement (the “May 2017 Debt Purchase Agreement”) with a certain accredited investor (the “Investor”) pursuant to which the Registrant issued 10,000,000 shares of common stock of the Registrant for the acquisition of $701,015.78 of the Registrant’s debt. See the Company’s Form 8-K filed on May 31, 2017.

On May 23, 2017, the Registrant entered into a Convertible Debt agreement for $20,000 from an existing creditor. See the Company’s Form 8-K filed on May 31, 2017.

On May 23, 2017, the Registrant converted $1,127,408.20 in Series O-2 convertible notes principal and related accrued interest (67% of the total of Series O-2 notes) into 1,127,410 shares of Registrant’s Series A preferred stock. Each share of preferred stock has the voting rights of 254 common shares. The preferred shares in total represent approximately 58% of all voting common shares. Three resolutions were presented to the Series A preferred shareholders and the Registrant is currently awaiting the voting results. The first resolution is to approve the increase in authorized common shares from 500 million to 5.0 billion. The second resolution is to approve the sale of up to ten reactors, peripheral production and lab testing equipment, and licensing of certain QSI patents to Vivakor, Inc. The third resolution is to grant authority to the Registrant’s board to pursue a merger with, sale to, or acquisition of another operating company. See the Company’s Form 8-K filed on May 31, 2017.

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

On May 27, 2015, the Company entered into a multi-year Joint Development Agreement with Swiss-based Casale, S.A. (Casale), a global leader in production technologies for ammonia, urea, melamine, methanol, syngas, nitrates and phosphates. Casale’s reactor production technologies are utilized in approximately 38 percent of global ammonia production and 39 percent of global methanol production. Casale and QSI have agreed to collaborate on commercial technologies for ammonia, methanol, and other industrial chemicals, which collectively account for several hundred billion USD of production annually. Casale also agreed to utilize QSI as its exclusive provider of nanocatalysts for its chemical synthesis processes during the term of the agreement based on QSI’s demonstrated increase in catalytic activity and patented high-volume manufacturing process. The first objective of the Joint Development Agreement is to validate and optimize QSI-Nano catalysts with Casale production reactor technologies. This validation has not occurred as of the date of this filing. Following a successful validation phase, the second objective is to enter into a long-term agreement with Casale for the joint global distribution and sale of QSI-Nano catalysts with Casale reactor technologies to chemical plant owners and operators.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations from inception and, at March 31, 2017, has $2,001 cash on hand and a working capital deficit of $5,188,842. As of March 31, 2017, the Company had an accumulated deficit of approximately $49.4 million. In addition, at March 31, 2017 the Company is in default on certain of its debt obligations as described in Note 3 below. As of the date of this filing, the Company had $306 on hand.

The Company’s activities will necessitate significant uses of working capital during and beyond fiscal 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of its continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company engaged U.S. Capital Partners and Avalon Securities for a proposed issuance of up to $5.0 million of 8% Series A convertible preferred stock. The Company completed the due diligence phase and both firms presented the offering to potential accredited investors. At this time, potential accredited investors have indicated that they will await the issuance of a purchase order for the Company’s nano iron from an ammonia plant before considering investing in the Company’s 8% Series A convertible preferred stock. On February 2, 2017, the Company issued a convertible note for $68,000. On March 14, 2017, the Company issued a convertible note for $48,000. Additionally, subsequent to March 31, 2017 to date, the Company has issued additional convertible notes payable in the aggregate amount of $20,000. The Company is in immediate need of raising additional capital to fund its operations and is actively pursuing additional debt financing needed to continue to fund operating activities. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to sell its assets pursuant to an asset purchase agreement. In this regard, the Company has had preliminary discussions with multiple parties that have expressed an interest in acquiring the Company’s assets. In addition, although a formal plan has not been adopted to do so, the Company is exploring possible opportunities to merge a restructured Company with a non-public company. In this regard, the Company has had preliminary discussions with a party that has expressed an interest in becoming a reporting company through a merger. There can be no assurances that additional financing will be obtained or that assets will be sold or that a merger will occur and the financial statements do not include any adjustments to reflect the outcome of these uncertainties. Should the Company not be able to obtain a purchase order, not be able to obtain additional equity or debt financing, not be able to sell assets, or not be able to merge with another company, then the Company would have no alternative but to file bankruptcy. Based on these factors, management has determined that there is substantial doubt regarding the Company’s ability to continue as a going concern within twelve months of the issuance date of the interim financial statements for the period ended March 31, 2017. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents. The Company considers demand deposits, U.S. treasury securities and highly-liquid debt investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and June 30, 2016.

Accounts Receivable. The Company makes periodic evaluations of the creditworthiness of its customers and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for estimated uncollectible accounts receivable, as appropriate, and such losses have historically been minimal and within management’s expectations. There were no allowances for estimated uncollectible accounts at March 31, 2017.

Inventory. Inventory consists primarily of manufactured nano materials and is comprised of raw materials, labor and manufacturing overhead. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. An inventory reserve is created when potentially slow-moving or obsolete inventories are identified in order to reflect the appropriate inventory value. While the Company’s inventory is not perishable and does not degrade with time, the Company recorded a reserve as its inventory was over one year old and there is no certainty that the inventory will be sold. At March 31, 2017 and June 30, 2016, inventory with cost values of $65,668 and $65,668, respectively, were fully reserved.

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

Patents. Costs incurred in applying for patents relating to the Company’s process for production of nanopowders have been capitalized. Patents are amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited. As of March 31, 2017, ten patents have been issued and two patents are pending approval. Amortization relating to issued patents was not significant during the periods presented. Additional significant costs may be required for the continued development of end-use applications for the Company’s technology. Patents costs are reviewed periodically as to if any patents are no longer being pursued and associated costs should be written off.

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

Other than derivative liabilities referenced above, the Company did not have any assets or liabilities that are measured at fair value on a recurring or nonrecurring basis during the nine months ended March 31, 2017 and the year ended June 30, 2016.

Derivative Liabilities. A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. Derivative liabilities are measured at fair value using the Black-Scholes-Merton model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security. The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Research and Development. Research and development costs are expensed as incurred. Costs incurred for research and development for new or improved processes to produce nanopowders as well as end use applications for the nanopowders are expensed until the production process or applications have been determined to be commercially viable. Research and development expenses on the accompanying Condensed Statements of Operations include depreciation expenses of $83,016 and $253,042 for the three months and nine months ended March 31, 2017, respectively.

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

Potential common shares, consisting of shares underlying options, warrants, and convertible debt totaling 116,824,102 and 14,125,507, have been excluded from the computations of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended March 31, 2017 and 2016.

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

Results of Operations

The following sets forth a discussion and analysis of the financial condition and results of operations of QSI for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,’ beginning on page 15 of our Form 10-K filed on October 13, 2016.

Three Months Ended 31, 2017 Compared to Three Months Ended March 31, 2016

The following discussions are based on the balance sheets as of March 31, 2017 and June 30, 2016 and statements of operations for the three months ended March 31, 2017 and March 31, 2016, and notes thereto.

The tables presented below, which compare QSI’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

	2017	2016	Dollar variance favorable (unfavorable)

Net Sales	$174	$14,656	$(14,482)

Cost of Sales	6	1,856	1,850

Gross Profit	168	12,800	(12,632)

Operating Expenses
Research and development	141,891	295,597	153,706
Selling, marketing and advertising	-	5,205	5,205
General and administrative	256,580	483,537	226,957
Total operating expenses	398,471	784,339	385,868

Loss from Operations	(398,303)	(771,539)	373,236

Other Expense
Interest expense, net	(165,301)	(108,271)	(57,030)
Interest expense – amortization of note discounts	(59,902)	(174,860)	114,958
Gain from change in fair value of derivative liabilities	19,880	-	19,880
Other income (loss)	-	(3,092)	3,092
Total other income (expense), net	(205,323)	(286,223)	80,900

Loss Before Provision for Income Taxes	(603,626)	(1,057,762)	454,136

Provision for Income Taxes	-	-	-
Net Loss	$(603,626)	$(1,057,762)	$454,136

Net Sales. Net sales decreased by $14,482 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, reflecting a decrease in sales of various nanomaterials and electrodes.

For the three months ended March 31, 2017, 100% of net sales were to the United States. For the three months ended March 31, 2016, 64% of net sales were to South Korea and 26% of net sales were to the United States.

For the three months ended March 31, 2017, 100% of net sales were to two customers. For the three months ended March 31, 2016, 76% of net sales were to two customers.

Gross Profit. Gross profit decreased by $12,632 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease resulted from a decrease of $14,482 in sales and decreases in costs of sales of $64,621 in manufacturing salaries and related expenses, $5,764 in depreciation, $5,599 in miscellaneous expenses, and $4,077 in utilities, offset by $78,211 less allocation of nano iron analysis costs to research and development.

Research and Development. Research and development expenses decreased by $153,706 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease resulted from decreases of $78,211 in nano iron analysis costs, $69,273 in salaries and related expenses due to less employees, and $6,222 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $5,205 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease resulted from decreases of $4,541 in outside consultants and $664 in miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $226,957 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease resulted from decreases of $92,061 payroll and related expenses, $39,999 in board members compensation (primarily less board members in the three months ended March 31, 2017), $38,456 less in consultants and outside services (primarily for investor relations), $37,768 less in business insurance, $11,186 less in legal expense, $9,620 less in audit expenses, and $3,333 less in travel related expenses, offset by $4,705 more public filing expenses and $761 more in miscellaneous expenses.

Interest Expense. Interest expense increased by $57,030 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase resulted from the addition of notes payable in February, April, June 2016, September 2016, November 2016, and January 2017.

Interest Expense – Amortization of Note Discounts. Debt discount amortization decreased by $114,958 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. $166,074 was due to $166,074 of Series O-2 Notes amortization in the three months ended March 31, 2016 compared to $0 in the three months ended March 31, 2017, as the discounts were fully amortized in November 2016. $7,703 was due to $7,703 in miscellaneous discount amortizations in the three months ended March 31, 2016 compared to $0 in the three months ended March 31, 2017, as the discounts were fully amortized in March 2016. Those were offset by $58,819 in discount amortization on convertible notes payable added in February and March 2017. These were non-cash entries.

Gain from change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities increased by $19,880 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was due to revaluation of the derivative liabilities of the Series O-2 notes and the June 2016 bridge notes at March 31, 2017.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

The following discussions are based on the balance sheets as of March 31, 2017 and June 30, 2016 and statements of operations for the nine months ended March 31, 2017 and March 31, 2016 and notes thereto.

The tables presented below, which compare our results of operations from one period to another, present the results for each period and the change in those results from one period to another in dollars. The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The column entitled “Dollar variance” shows the change in results in dollars. This column show favorable changes as positive and unfavorable changes as negative. For example, when net sales increase from one period to the next, that change is shown as a positive number. Conversely, when expenses increase from one period to the next, that change is shown as a negative.

			Dollar variance
	Nine Months Ended March 31,		favorable
	2017	2016	(unfavorable)

Net Sales	$29,443	$44,828	$(15,385)

Cost of Sales	2,717	6,801	4,084

Gross Profit	26,726	38,027	(11,301)

Operating Expenses
Research and development	528,283	867,781	339,498
Selling, marketing and advertising	2,203	22,029	19,826
General and administrative	980,999	3,075,570	2,094,571
Total operating expenses	1,511,485	3,965,380	2,453,895

Loss from Operations	(1,484,759)	(3,927,353)	2,442,594

Other Income (Expense)
Interest expense, net	(550,021)	(329,135)	(220,886)
Interest expense – amortization of note discounts	(1,153,248)	(478,106)	(675,142)
Gain from change in fair value of derivative liabilities	271,996	656,061	(384,065)
Gain from disposal of assets	30,385	-	30,385
Gain from debt extinguishment	-	161,667	(161,667)
Other income (loss)	-	(3,042)	3,042
Total other income (expense), net	(1,400,888)	7,445	(1,408,333)

Loss Before Provision for Income Taxes	(2,885,647)	(3,919,908)	1,034,261

Provision for Income Taxes	800	800	-

Net Loss	$(2,886,447)	$(3,920,708)	$1,034,261

Net Sales. Net sales decreased by $15,385 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 reflecting a decrease in sales of various nanomaterials and electrodes.

For the nine months ended March 31, 2017, 79% of net sales were to the United States and 20% of net sales were to South Korea. For the nine months ended March 31, 2017, 41% of net sales were to China, 27% of net sales were to South Korea, and 23% of net sales were to the United States.

For the nine months ended March 31, 2017, 81% of net sales were to four customers. For the nine months ended March 31, 2016, 59% of net sales were to two customers.

Gross Profit. Gross profit decreased by $11,301 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The decrease resulted from decreases in sales of $15,385 and $205,195 in cost of sales allocation to Research and Development for ammonia research, offset by decreases in cost of sales of $152,076 in salaries and related expenses, $19,764 in depreciation, $18,749 in utilities, $11,053 in repairs and maintenance, $4,835 in cost of sales materials, and $2,802 in miscellaneous expenses.

Research and Development. Research and development expenses decreased by $339,498 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The decrease resulted from decreases of $205,195 in ammonia research, $121,852 in salaries and related expenses due to less employees, $15,175 in research and development expenses, offset by an increase of $2,724 in miscellaneous expenses.

Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses decreased by $19,826 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2106. The decrease resulted from a decrease of $9,615 in marketing and advertising, $8,661 in outside consultants, and $1,550 less miscellaneous expenses.

General and Administrative Expenses. General and administrative expenses decreased by $2,094,571 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The decrease resulted from decreases of $1,218,026 in consultants and outside services (primarily for investor relations, of which $995,173 was the market value of stock and fair value of warrants issued), $435,910 in board members compensation (primarily annual stock options issuance expense to the board in 2016 and less board members in 2017), $228,054 in payroll and related expenses (due to two less employees in 2017 and less stock options issuance expense in 2017), $67,639 in business insurance, $60,432 in travel related expenses, $36,638 in audit expense, $30,689 in legal, $6,861 in dues and subscriptions, $6,656 in miscellaneous expenses, $5,535 in public filing expenses, and $5,041 in repairs and maintenance, offset by an increase of $6,910 in fees.

Interest Expense. Interest expense increased by $220,886 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The increase resulted from the addition of notes payable in September, October, and November 2015, June 2016, September 2016, November 2016, and January 2017.

Interest Expense – Amortization of Note Discounts. Debt discount amortization increased by $675,142 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. $225,549 of the increase resulted from debt discount amortization on the September 2015 bridge notes, on the October/November/December 2015 Series O-2 Notes, and on the June 2016 bridge notes. $390,774 of the increase was due to the June 2016 bridge notes becoming convertible in October 2016 due to default. $58,819 of the increase was due to the addition of February and March 2017 convertible notes. These were non-cash entries.

Gain from Change in Fair Value of Derivative Liabilities. Gain from change in fair value of derivative liabilities decreased by $384,065 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The March 2016 gain of $656,061 was the result of the elimination of the derivative liabilities on the Series O-1 notes, as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities. $271,515 of the March 31, 2017 gain was due to revaluation of the derivative liabilities of the June 2016 bridge notes at December 31, 2016 and March 31, 2017.

Gain from Disposal of Assets. Gain from disposal of assets increased by $30,385 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Several fully depreciated assets were sold.

Gain from Debt Extinguishment. Gain on debt extinguishment decreased by $161,667 in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The gain in the nine months ended March 31, 2016 was the result of the elimination of the derivative liabilities as the Series O-1 notes were all converted to Series O-2 notes in December 2015 that did not have derivative liabilities.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $2,001, current assets of $19,292, and a working capital deficit of $5,188,842.

Cash decreased $178,804 from $180,805 at June 30, 2016 to $2,001 at March 31, 2017. Net cash used in operating activities of $364,738 in the nine months ended March 31, 2017 included $2,886,447 operating loss, $271,996 non-cash gain from change in fair value of derivative liabilities, and $30,385 gain on disposal of fixed assets, offset by $675,323 increase in accrued expenses, $384,745 increase in accounts payable, $25,823 decrease in prepaid expenses and other current assets, and noncash items of $1,153,248 in discount amortization on notes payable, $268,326 in depreciation and amortization, $168,438 increase in notes payable due to default, $110,500 in stock issued for services, and $37,687 stock based compensation. $1,256,329 in cash was used in operating activities for the nine months ended March 31, 2016.

$30,255 in cash was provided by investing activities in the nine months ended March 31, 2017. $30,385 was received in disposal of equipment, offset by $130 used for patents. $22,559 of cash was used in investing activities in the nine months ended March 31, 2016.

$155,679 in cash was provided by financing activities in the nine months ended March 31, 2017. $116,000 was provided by the issuance of convertible notes payable and $76,000 was provided by the issuance of notes payable, offset by $36,321 principal payments on notes payable. $883,501 in cash was provided by financing activities in the nine months ended March 31, 2016.

Immediately prior to the consummation of the April 22, 2014 merger with Way Cool Imports, Inc., the Company executed a 10,000 for 1 reverse split. As a result of the reverse split, the Company cancelled and repurchased fractional shares comprising approximately 585,000 shares of common stock for $2.00 per share. Shortly after the reverse split, the Company executed a 1 for 10,000 forward split. As of March 31, 2017, the Company had approximately $220,000 of accrued liabilities associated with the share cancellation.

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

The Company currently has very little cash on hand, has a significant working capital deficit, and is in immediate need of raising additional capital to fund operations. These factors raise substantial doubt regarding the Company’s ability to continue to operate as a going concern within the twelve month period of the issuance date of the interim financial statements for the period ended March 31, 2017. See the section “Going Concern” under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kevin Maloney, and Chief Financial Officer, Mr. Stephen Gillings, (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Changes in Internal Control over Financial Reporting.

In April 2016, two of the three audit committee members resigned. In January 2017, the third audit committee member resigned. There were no disagreements between the audit committee members and the Company or any officer which led to their resignations. There were no other changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that the lack of non-management members of the board of directors constitutes a material weakness in the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The investment in our common stock involves a number of significant risks. You should consider carefully the risk factors listed in our 10-K for the year ended June 30, 2016 and the following risks before investing in our common stock. If any of those risk events actually occur, the business, our results of operations, and our financial condition would likely suffer, and investors could lose part or all of their investment. It is impossible to accurately predict the results to investors, as we have limited operating history as a public company.

Risks Related to Our Business

We no longer have any independent board members and thus have no independent oversight of management’s operations of the company or financial reporting.

In April 2016, independent board members Steven Myers, Robert Venable, Marc Goroff, and Jeffery Palmer resigned from the Company. In January 2017, independent board member Francis Poli resigned from the Company. As of the date of this filing, Kevin Maloney, President and CEO, is the only board member of the Company. Lack of oversight by independent board members exposes the Company to possible mismanagement and possible fraud, and constitutes a material weakness in the Company’s internal control over financial reporting. The Company believes that it is currently unable to enlist independent board members due to the going concern status of the Company.

We are in need of significant new funds and may be unable to continue as a going concern.

We currently have very little cash on hand, have a significant working capital deficit, and are in immediate need of raising additional capital to fund operations. These factors raise substantial doubt regarding our ability to continue to operate as a going concern within the twelve month period of the issuance date of the interim financial statements for the period ended March 31, 2017.

RISKS RELATED TO OUR COMMON STOCK

We have issued a large amount of new common shares resulting in dilution and we may issue more common shares

At December 31, 2016, we had 23,200,085 issued shares of common stock. At March 31, 2017, we had 205,765,428 issued shares of common stock. Common stock was issued due to the conversion of our June 2016 Promissory Notes. We are pursuing ways to convert additional notes payable into common stock in order to remove debt from our balance sheet. Further dilution to current common stock will occur should we convert additional debt to common stock.

RISKS RELATED TO OUR REPORTING REQUIREMENTS

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

Date: June 7, 2017

By:	/s/ Kevin Maloney
Kevin Maloney, Chief Executive Officer

By:	/s/ Stephen Gillings
Stephen Gillings, Chief Financial Officer

